Form 10-Q/A
period 1996-03-31
RENAL TREATMENT CENTERS INC /DE/
filed 1996-06-06
CIK 899169

                                  Form 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION

(Mark One)                  Washington, D.C. 20549
                                AMENDMENT NO. 1


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1996
                               --------------------------

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________



Commission file number 1-14142

                        Renal Treatment Centers, Inc.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Delaware                                            23-2518331
- ----------------------------------------           --------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

     1180 W. Swedesford Road
     Building 2, Suite 300
           Berwyn, PA                                       19312
- ----------------------------------------           --------------------------
(Address of principal executive offices)                 (Zip code)


Registrant's telephone number, including area code 610-644-4796

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class                                    Outstanding at May 31, 1996
     -----                                 -----------------------------------
Common Stock, Par Value $.01                       23,593,986 shares

                 RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

           Consolidated Statements of Income--
           Three months ended March 31, 1996
           and 1995  ..................................................        3

           Consolidated Balance Sheets--
           March 31, 1996 and December 31, 1995  ......................        4

           Consolidated Statements of Cash Flows--
           Three months ended March 31, 1996 and 1995  ................        5

           Notes to Consolidated Financial Statements  ................        6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations  ................................................        7


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K  ..........................  10 - 11


SIGNATURES  ...........................................................       12


EXHIBITS  .............................................................       13

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements



                 Renal Treatment Centers, Inc. and Subsidiaries
                       Consolidated Statements of Income
                                 (Unaudited)


                                               Three Months Ended March 31,
                                               1996                    1995
- --------------------------------------------------------------------------------
Net patient revenue                        $49,204,164               $36,314,340
Patient care costs                          23,706,233                17,798,201
- --------------------------------------------------------------------------------
Operating profit                            25,497,931                18,516,139
General and administrative
 expense                                    12,903,283                10,040,945
Provision for doubtful
 accounts                                    1,535,944                   959,512
Depreciation and amortization                3,536,388                 2,699,353
Merger expenses                              1,708,247                 1,587,542
- --------------------------------------------------------------------------------
Income from operations                       5,814,069                 3,228,787

Interest expense, net                          665,808                   630,655
- --------------------------------------------------------------------------------
Income before income taxes                   5,148,261                 2,598,132
Provision for income taxes                   1,990,207                   564,963
- --------------------------------------------------------------------------------
Net income                                  $3,158,054                $2,033,169
- --------------------------------------------------------------------------------



Net income per common and                        $0.13           $0.09
 common stock equivalent                         =====           =====



Weighted average number of
 common and common stock
 equivalents outstanding                    24,278,435      21,531,600
                                            ==========      ==========


          See accompanying notes to consolidated financial statements.

                 Renal Treatment Centers, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS


                                                  (Unaudited)
                                                    March 31,      December 31,
                                                      1996             1995
- -------------------------------------------------------------------------------

Assets
Current assets:
   Cash                                              $2,657,638     $7,624,259
   Accounts receivable, net of allowance for
      doubtful accounts of $3,500,000 in 1996 and
      $3,200,000 in 1995                             56,090,971     51,351,999
   Inventories                                        3,522,878      2,683,234
   Deferred taxes                                     1,412,519        819,835
   Prepaid expenses and other current assets          1,023,065      1,391,775
- -------------------------------------------------------------------------------
      Total current assets                           64,707,071     63,871,102
- -------------------------------------------------------------------------------
Property and equipment (net of accumulated
 depreciation of $14,253,577 in 1996
   and $10,378,141 in 1995.)                         24,952,573     20,087,284
Intangibles (net of accumulated amortization of
 $24,475,492 in 1996 and $22,263,385 in 1995.)       86,055,057     86,341,433
Deferred taxes, non-current                           1,749,754      1,749,754
- -------------------------------------------------------------------------------
      Total assets                                 $177,464,455   $172,049,573
===============================================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                 $4,742,845     $4,539,635
   Accounts payable                                   5,416,174      4,222,147
   Accrued compensation                               3,300,300      2,670,384
   Accrued expenses                                   4,469,349      6,576,600
   Accrued income taxes                               2,320,777      2,218,692
   Accrued interest                                     745,647      1,087,415
- -------------------------------------------------------------------------------
      Total current liabilities                      20,995,092     21,314,873
- -------------------------------------------------------------------------------
Long-term debt, net                                  40,503,340     41,654,966
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000
    shares authorized: none issued
   Common stock, $.01 par value, 45,000,000
    shares authorized: issued and
      outstanding 23,619,076 and 21,727,312
       shares in 1996 and 1995, respectively.           236,191        217,273
Additional paid-in capital                           83,619,838     83,006,891
Retained earnings                                    32,504,070     26,249,646
- -------------------------------------------------------------------------------
                                                    116,360,099    109,473,810
- -------------------------------------------------------------------------------
     Less treasury stock, 37,202 shares in 1995
      and 1996, at cost                               (394,076)      (394,076)
- -------------------------------------------------------------------------------
                                                    115,966,023    109,079,734
- -------------------------------------------------------------------------------
      Total liabilities and stockholders' equity   $177,464,455   $172,049,573
===============================================================================


          See accompanying notes to consolidated financial statements.

                Renal Treatment Centers, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                   Three Months ended
                                                                        March 31,
                                                                 1996             1995
- -----------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                    $3,158,054    $2,033,169
   Adjustments to reconcile net income to
    net cash provided by operating activities:
         Depreciation and amortization                            3,547,223     2,715,700
         Provision for doubtful accounts                          1,535,944       959,512
         Equity in (earnings) losses from affiliates                242,372         1,645
         Changes in operating assets and liabilities,
            net of effects of companies acquired:
         Accounts receivable                                     (2,931,954)   (4,186,291)
         Inventories                                               (813,448)      290,029
         Prepaid expenses and other current assets                  431,081        32,545
         Accounts payable and accrued expenses                   (3,960,540)      932,640
         Accrued income taxes                                       102,085       509,113
- -----------------------------------------------------------------------------------------
            Net cash provided by operating activities             1,310,817     3,288,062
- -----------------------------------------------------------------------------------------
 Cash flows from investing activities:
         Capital expenditures                                    (2,005,302)   (2,037,437)
         Purchase of businesses, net of cash acquired            (2,010,241)   (5,144,291)
         Purchase of investments                                          -       979,104
         Other                                                     (684,373)     (333,281)
- -----------------------------------------------------------------------------------------
            Net cash used in investing activities                (4,699,916)   (6,535,905)
- -----------------------------------------------------------------------------------------
Cash flows from financing activities:
         Proceeds from long-term debt borrowings                  1,500,000     8,000,000
         Repayments of debt                                      (3,587,473)   (4,944,401)
         Proceeds from issuance of common stock                     524,581        58,806
         Payment of dividends                                             -      (123,812)
         Payments on capital lease obligations                     (978,329)     (256,964)
         Cash portion of consideration received for
          common stock                                              963,699             -
- -----------------------------------------------------------------------------------------
            Net cash (used in) provided by financing
            activities                                           (1,577,522)    2,733,629
- -----------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                        (4,966,621)     (514,214)
Cash and cash equivalents at beginning of period                  7,624,259     2,152,322
- -----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $2,657,638    $1,638,108
- -----------------------------------------------------------------------------------------
Supplemental disclosures of cash flows information:

Cash paid during the period for:
         Interest expense                                        $1,088,054      $316,391
         Income taxes                                            $2,824,703      $389,577

Noncash financing activities:
         Reduction of note issued in connection with
          purchase of business                                            -      $135,900
         Acquisition of treasury stock in connection
          with payroll taxes resulting from exercise
          of stock options                                                -      $346,857
         Capital lease obligations entered into                    $416,950             -
         Issuance of common stock in connection with
          purchase of business                                      $89,137             -

Noncash investing activities:
        Net assets relating to pooling transactions              $3,096,370             -

          See accompanying notes to consolidated financial statements

                 Renal Treatment Centers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)


1.  BUSINESS ACQUISITIONS:

On February 20, 1996, the Company acquired Intercontinental Medical Services, Inc. ("IMS"), which operated four dialysis facilities in Hawaii. The transaction was accounted for as a pooling of interests. Accordingly, the Company's financial statements include the results of IMS as of January 1, 1996. In total, 1,047,464 shares of the Company's common stock were exchanged for all outstanding shares of IMS.

On February 29, 1996, the Company acquired Midwest Dialysis Units and its affiliates (collectively "MDU"), which operated 11 dialysis facilities in Oklahoma. The transaction was accounted for as a pooling of interests. Accordingly, the Company's financial statements include the results of MDU as of January 1, 1996. In total 767,168 shares of the Company's common stock were exchanged for all outstanding shares of MDU.

Prior year financial statements have not been restated to reflect these transactions because the impact on the Company's financial statements of such transactions is not material.

2.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 1, 1996.


3.  COMMITMENTS AND CONTINGENCIES:

The Company is a party to certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and/or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse impact on the Company's results of operations, financial condition or liquidity.

Item 2.         Renal Treatment Centers, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


Overview

Renal Treatment Centers, Inc. is a leading, high-quality provider of dialysis treatments and ancillary services to patients suffering from chronic kidney failure, primarily in its freestanding outpatient dialysis treatment centers or in the patient's home. The Company also provides acute inpatient dialysis services to hospitals. As of April 30, 1996, the Company operated 96 outpatient dialysis centers in 21 states, the District of Columbia and the Republic of Argentina and provided dialysis services for approximately 6,200 patients. In addition, the Company provided inpatient dialysis services at 68 hospitals.

Results of Operations

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of net patient revenue and the period-to-period percentage changes in such information.

                                         Percentage of
                                      Net Patient Revenue
                                      Three Months Ended        Period-to-Period
                                           March 31,           Percentage Change
- --------------------------------------------------------------------------------
                                        1996    1995              1996 vs. 1995
- --------------------------------------------------------------------------------
Net patient revenue                    100.0%  100.0%                 35.5%
Patient care costs                      48.2%   49.0%                 33.2%
General and administrative
  expense                               26.2%   27.7%                 28.5%
Provision for doubtful accounts          3.1%    2.6%                 60.1%
Depreciation and amortization expense    7.2%    7.4%                 31.0%
Merger expenses                          3.5%    4.4%                  7.6%
Income from operations                  11.8%    8.9%                 80.1%
Interest expense, net                    1.4%    1.7%                  5.6%
Provision for income taxes               4.0%    1.6%                252.3%
Net income                               6.4%    5.6%                 55.3%

- ------------------------------------------------------------------------------

Three months ended March 31, 1996 Compared to Three Months Ended March 31, 1995


Net Patient Revenue. Net patient revenue for the three months ended March 31, 1996 was $49,204,164 as compared to $36,314,340 for the same period in 1995, representing an increase of 35.5%. Of this increase, $2,494,843, or 19.4%, was attributable to the revenue generated from the operations of eight centers and certain acute care agreements acquired in three separate purchase transactions from March through December 1995, and $6,355,145, or 49.3%, was attributable to the acquisition of various facilities and the development of new dialysis centers ("de novo developments") during the first quarter of 1996. Of the $4,039,836 remaining, $2,553,051 was attributable to an increase in same-center treatments and $1,486,785 was attributable to an increase in the average same-center revenue per treatment, which, in turn, was due to an increase in the administration of EPO and other ancillary revenue items and and an improvement in the Company's payor mix.

Patient Care Costs. Patient care costs increased 33.2% to $23,706,233 for the three months ended March 31, 1996 from $17,798,201 for the same period in 1995. The increase was principally the result of acquisitions that occurred subsequent to the first quarter of 1995. However, as a percentage of net patient revenue, patient care costs decreased to 48.2% for the three months ended March 31, 1996 from 49.0% for the same period in 1995. This

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


decrease was primarily related to the increase in net revenue per treatment. The increase in net revenue per treatment was offset in part by the additional costs related to the increased administration of reimbursable drugs.

General and Administrative Expense. General and administrative expense increased $2,862,338, or 28.5%, to $12,903,283 for the three months ended March 31, 1996, as compared to $10,040,945 for the same period in 1995. This increase was primarily the result of additional facility operating costs as well as additional corporate and facility personnel required to support the centers acquired and opened during 1995 and 1996. As a percentage of net patient revenue, these expenses were approximately 26.2% for the three months ended March 31, 1996, as compared to 27.7% for the same period in 1995. The decrease as a percentage of net patient revenue was attributable to the Company's ability to maintain certain support costs, while increasing net patient revenue through acquisitions, internal growth and de novo developments.

Provision for Doubtful Accounts. Provision for doubtful accounts increased $576,432, or 60.1%, to $1,535,944 for the three months ended March 31, 1996, as compared to $959,512 for the same period in 1995. This increase was principally a result of the additional net patient revenue generated from acquisitions that occurred subsequent to the first quarter of 1995. As a percentage of net patient revenue the provision for doubtful accounts increased to 3.1% for the three months ended March 31, 1996 from 2.6% for the same period in 1995.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $837,035, or 31.0%, to $3,536,388 for the three months ended March 31, 1996, as compared to $2,699,353 for the same period in 1995. The increase was due to the acquisition of various facilities and de novo developments since March 1995. As a percentage of net patient revenue, depreciation and amortization expense was 7.2% for the three months ended March 31, 1996, as compared to 7.4% for the same period in 1995.

Merger Expenses. Merger expenses represent expenses incurred in connection with the mergers with (i) Healthcare Corporation and its affiliates, (ii) IMS and
(iii) MDU, which were completed on March 6, 1995, February 20, 1996 and February 29, 1996, respectively, and were accounted for under the pooling-of-interests method of accounting. These expenses included investment banking, legal, accounting and other fees and expenses.

Income from Operations. Income from operations increased 80.1% to $5,814,069 for the three months ended March 31, 1996 from $3,228,787 for the same period in 1995. The increase was due to the increase in net patient revenue from acquired businesses and same-center growth, which was greater than the increases in patient care costs, general and administrative expense and depreciation and amortization expense related to such acquired businesses.

Interest Expense, Net. Interest expense, net was $665,808 for the three months ended March 31, 1996 as compared to $630,655 for the same period in 1995. The increase in interest expense, net was attributable to the additional borrowings for the funding of acquisitions that were completed in 1995 and 1996 that remained outstanding during the three months ended March 31, 1996.

Provision for Income Taxes. Provision for income taxes increased to $1,990,207 for the three months ended March 31, 1996 from $564,963 for the same period in 1995. For the three months ended March 31, 1996, the Company's effective tax rate was 38.7%, compared to an effective tax rate of 21.7% during the same period in 1995. The increase in the effective tax rate was primarily attributable to the one-time tax benefit of $325,000 recorded in the first quarter of 1995 as a result of the merger with Healthcare Corporation and its affiliates. In addition, the Company incurred a one-time tax charge of $85,350 related to the merger with MDU recorded in the first quarter of 1996.

Net Income. Net income increased 55.3% to $3,158,054 for the three months ended March 31, 1996 from $2,033,169 for the same period in 1995. The increase was due to each of the items discussed above.

Liquidity and Capital Resources

The Company requires capital for the acquisition of dialysis centers, for the expansion of operations of its existing dialysis centers, including the replacement of equipment and addition of leasehold improvements, for the integration of new centers into its network of existing dialysis services and for meeting working capital requirements.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     During the three months ended March 31, 1996, expenditures for acquisitions totalled $2,010,241, compared to $5,144,291 for acquisitions for the three months ended March 31, 1995. The expenditures in 1996 resulted from the acquisition of one center in March 1996, as compared to the expenditures in 1995 which resulted from the acquisition of five centers in March 1995. For the three months ended March 31, 1996 and 1995, capital expenditures were $2,005,302 and $2,037,437, respectively. Cash from operations before investing and financing activities was $1,310,816 and $3,288,062 for the three months ended March 31, 1996 and 1995, respectively. The principal sources of the Company's liquidity during the first three months of 1996 were earnings and additional external borrowings under the Company's revolving credit agreement with a consortium of banks. The Company had cash and cash equivalents of $2,657,638 at March 31, 1996.

     The Company's loan and revolving credit agreement with a consortium of banks (the "Credit Agreement") provides for a $68.125 million revolving credit/term facility available to fund acquisitions and general working capital requirements, on which $33,675,000 and $33,175,000 was outstanding at December 31, 1995 and March 31, 1996, respectively, and a term loan payable in quarterly installments, of which $3,750,000 and $3,125,000 was outstanding as of December 31, 1995 and March 31, 1996, respectively. The revolving credit/term facility converts into a term loan in September 1997 that is payable in 16 equal quarterly installments commencing December 1997 through September 2001. Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the agent bank's base rate, adjusted by the applicable margin, which is determined by the Company's ratio of senior debt to annualized cash flow, which was 8.3% at March 31, 1996, payable on a monthly basis, or (ii) a one-, two-, three-, or six-month period LIBOR rate, adjusted by the applicable margin for LIBOR based loans. The weighted average interest rate of all loans outstanding at December 31, 1995 and March 31, 1996 was 7.4% and 6.7%, respectively. The loans are collateralized by the pledge of all stock of the Company's subsidiaries, a lien on all of the Company's assets and the assignment of various acquisition, acute care, physician director and other agreements.


     The Company has historically expended the majority of its capital resources to implement its growth strategy and the Company intends to pursue a strategy of growth through the acquisition and development of dialysis centers. Management estimates that the development of a new center, depending on its size, requires approximately $350,000 to $500,000 for construction costs and the purchase of certain furniture and equipment (leasing certain of the assets can decrease costs) and approximately $75,000 to $150,000 in working capital. Acquisition of a dialysis center with an existing patient base typically requires more capital investment, but each investment varies based on relative size and other factors. No assurance can be given that the Company will be successful in implementing its growth strategy or that adequate sources of capital will be available on terms acceptable to the Company to pursue its growth strategy in the future.


     The Company believes that capital resources available to it will be sufficient to meet the needs of its business, both on a short- and long-term basis.

Impact of Inflation

     A substantial portion of the Company's revenue is subject to reimbursement rates which are regulated by the federal government and do not automatically adjust for inflation. These reimbursement rates are adjusted periodically based on certain factors, including legislation, executive and congressional budget reduction and control processes, inflation and costs incurred in rendering services, but in the past have had little relationship to the actual cost of doing business.

     The Company can increase the amounts it bills only for those services provided by its dialysis business that are not subject to the Medicare composite rate. Increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in reimbursement rates, may adversely affect the Company's earnings in the future.

Part II.   Other Information
- --------   -----------------


Item 4.    Submission of Matters to a Vote of Security Holders.

(a)        A Special Meeting of the Company's Stockholders was held on
           February 29, 1996.

(b)        Not applicable.

(c)        1.   The stockholders approved an amendment to the Company's Restated
                Certificate of Incorporation increasing the number of authorized shares of the Company's Common Stock from 20,000,000 to
                45,000,000.
                             For: 8,146,028  Against: 1,099,338  Abstain: 79,398
                                  ---------           ---------          -------

                There were no ( 0 ) broker non-votes in connection with the
                               ---
                approval of the amendment to the Company's Restated Certificate of Incorporation.

Item 6.    Exhibits and Reports on Form 8-K:

(a)        Exhibits

           The following exhibits are filed herewith:

           Exhibit No.   Document
           -----------   --------

            3.1          Restated Certificate of Incorporation of the Company.


            3.1.1 Certificate of Amendment dated February 29, 1996 to Restated Certificate of Incorporation of the Company.


           10.1.4* Amendment No. 3 to the Company's Amended and Restated 1990 Stock Plan dated March 11, 1996 (previously filed under the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

           10.13.2 Second Amendment to Lease dated January 24, 1996 (previously filed under the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

           10.20 Agreement and Plan of Merger dated as of January 11, 1996 among Renal Treatment Centers, Inc., Renal Treatment Centers - Hawaii, Inc. and Intercontinental Medical Services, Inc. and Dudley S.J. Seto, M.D. (incorporated herein by reference to Exhibit No. 2.1 filed under the Company's Current Report on Form 8-K dated February 20, 1996).

           10.21 Agreement and Plan of Merger dated as of February 29, 1996 among Renal Treatment Centers, Inc., Renal Treatment Centers - Oklahoma, Inc. and Western Oklahoma Kidney Center, L.L.C. and the individuals identified therein (incorporated herein by reference to Exhibit No.2.2 filed under the Company's Form S-3 Registration Statement No. 333-3716).

           10.22 Agreement and Plan of Merger dated as of February 29, 1996 among Renal Treatment Centers, Inc., Renal Treatment Centers - Oklahoma, Inc., RTC Supply, Inc. and Midwest Dialysis, Inc. and its affiliates identified therein and the individuals and trusts identified therein (incorporated herein by reference to Exhibit No. 2.3 filed under the Company's Form S-3 Registration Statement No. 333-3716).

Part II.  Item 6(a) continued:


           10.23 Agreement and Plan of Merger dated as of February 29, 1996 among Renal Treatment Centers, Inc., Renal Treatment Centers - Oklahoma, Inc. and Midwest Regional Dialysis, Inc. and its affiliates identified therein and the individuals and trusts identified therein (incorporated herein by reference to Exhibit No. 2.4 filed under the Company's Form S-3 Registration Statement No. 333-3716).

           10.24 Agreement and Plan of Merger dated as of February 29, 1996 among Renal Treatment Centers, Inc., Renal Treatment Centers - Oklahoma, Inc. and Northwest Dialysis, Inc. and Lorraine T. Wilson, M.D. (incorporated herein by reference to Exhibit No. 2.5 filed under the Company's Form S-3 Registration Statement No. 333-3716).

           11.1          Computation of Primary and Fully Diluted Earnings per
                         Share.

           27            Financial Data Schedule
           --------------
           *Management contract or compensatory plan or arrangement

(b)        Reports on Form 8-K

           Form 8-K dated February 20, 1996 reporting the Agreement and Plan of Merger with Intercontinental Medical Services, Inc. under Item 2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              RENAL TREATMENT CENTERS, INC.


Date:  June 6, 1996                      By:  /s/ Frederick C. Jansen
     --------------------------------        ----------------------------------
                                              Frederick C. Jansen
                                              Executive Vice President and
                                              Chief Financial Officer





Date:  June 6, 1996                      By:  /s/ Ronald H. Rodgers, Jr.
     --------------------------------        ----------------------------------
                                              Ronald H. Rodgers, Jr.
                                              Vice President - Finance and
                                              Chief Accounting Officer

                 Renal Treatment Centers, Inc. and Subsidiaries
                                 Exhibit Index


                                                                      Located at
Exhibit No.   Description                                                   Page
- -----------   -----------                                                   ----

 3.1          Restated Certificate of Incorporation of the Company.

 3.1.1 Certificate of Amendment dated February 29, 1996 to Restated Certificate of Incorporation of the Company.

10.1.4* Amendment No. 3 to the Company's Amended and Restated 1990 Stock Plan dated March 11, 1996 (previously filed under the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
              1997).

10.13.2 Second Amendment to Lease dated January 24, 1996 (previously filed under the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

10.20 Agreement and Plan of Merger dated as of January 11, 1996 among Renal Treatment Centers, Inc., Renal Treatment Centers - Hawaii, Inc. and Intercontinental Medical Services, Inc. and Dudley S.J. Seto, M.D. (incorporated herein by reference to Exhibit No. 2.1 filed under the Company's Current Report on Form 8-K dated February 20, 1996).

10.21 Agreement and Plan of Merger dated as of January 29, 1996 among Renal Treatment Centers, Inc., Renal Treatment Centers - Oklahoma, Inc. and Western Oklahoma Kidney Center, L.L.C. and the individuals identified therein (incorporated herein by reference to Exhibit No. 2.2 filed under the Company's Form S-3 Registration Statement No. 333-3716).

10.22 Agreement and Plan of Merger dated as of February 29, 1996 among Renal Treatment Centers, Inc., Renal Treatment Centers - Oklahoma, Inc., RTC Supply, Inc. and Midwest Dialysis, Inc. and its affiliates identified therein and the individuals and trusts identified therein (incorporated herein by reference to Exhibit No. 2.3 filed under the Company's Form S-3 Registration Statement No. 333-3716).

10.23 Agreement and Plan of Merger dated as of February 29, 1996 among Renal Treatment Centers, Inc., Renal Treatment Centers - Oklahoma, Inc. and Midwest Regional Dialysis, Inc. and its affiliates identified therein and the individuals and trusts identified therein (incorporated herein by reference to Exhibit No. 2.4 filed under the Company's Form S-3 Registration Statement No. 333-3716).

10.24 Agreement and Plan of Merger dated as of February 29, 1996 among Renal Treatment Centers, Inc., Renal Treatment Centers - Oklahoma, Inc. and Northwest Dialysis, Inc. and Lorraine T. Wilson, M.D. (incorporated herein by reference to Exhibit No.
              2.5 filed under the Company's Form S-3 Registration Statement No. 333-3716).

11.1          Computation of Primary and Fully Diluted Earnings per Share.

27            Financial Data Schedule.
- -----------------------
* Management contract or compensatory plan or arrangement.