Form 10-Q
period 1996-06-30
RENAL TREATMENT CENTERS INC /DE/
filed 1996-08-05
CIK 899169

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

(Mark One)                  Washington, D.C. 20549



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                               -------------------------

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________



Commission file number 1-14142



                         Renal Treatment Centers, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                           23-2518331
- ---------------------------                        --------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


     1180 W. Swedesford Road
     Building 2, Suite 300
       Berwyn, PA                                       19312
- ---------------------------                        --------------------
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

Yes  X  No
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class                                    Outstanding at August 1, 1996
     -----                                 -------------------------------------
Common Stock, Par Value $.01                 24,218,767 shares


                                         THE EXHIBIT INDEX IS LOCATED ON PAGE 13

                 RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (Unaudited)

            Consolidated Statements of Income--
            Three and Six months ended June 30, 1996 and 1995...............  3

            Consolidated Balance Sheets--
            June 30, 1996 and December 31, 1995.............................  4

            Consolidated Statements of Cash Flows--
            Six months ended June 30, 1996 and 1995.........................  5

            Notes to Consolidated Financial Statements......................  6

Item 2      Management's Discussion and Analysis of
            Financial Condition and Results of Operations................  7-10


PART II     OTHER INFORMATION

Item 4      Submission of Matters to a Vote of Security Holders.............  11

Item 6.     Exhibits and Reports on Form 8-K................................  11

SIGNATURES  ................................................................  12

EXHIBITS  ...............................................................  14-15

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                Renal Treatment Centers, Inc. and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)



                        Three Months Ended June 30,  Six Months Ended June 30,
                            1996           1995          1996         1995

- --------------------------------------------------------------------------------
Net patient revenue          $54,130,060  $38,698,124  $103,334,224  $75,012,464
Patient care costs            26,181,091   18,976,948    49,887,324   36,775,150
- --------------------------------------------------------------------------------
Operating profit              27,948,969   19,721,176    53,446,900   38,237,314
General and administrative
 expense                      13,259,805    9,874,701    26,163,088   19,915,645
Provision for doubtful
 accounts                      1,677,793      900,589     3,213,737    1,860,101
Depreciation and
 amortization                  4,035,477    2,873,849     7,571,865    5,573,202
Merger expenses                        -            -     1,708,247    1,587,542
- --------------------------------------------------------------------------------
Income from operations         8,975,894    6,072,037    14,789,963    9,300,824

Interest expense, net            842,572      636,060     1,508,380    1,266,714
- --------------------------------------------------------------------------------
Income before income taxes     8,133,322    5,435,977    13,281,583    8,034,110
Provision for income taxes     3,009,329    1,767,248     4,999,536    2,332,211
- --------------------------------------------------------------------------------
Net income                   $ 5,123,993  $ 3,668,729  $  8,282,047  $ 5,701,899
- --------------------------------------------------------------------------------





Net income per common and
 common stock equivalent           $0.21        $0.17         $0.34        $0.26
                                   =====        =====         =====        =====


Weighted average number of
 common and common stock
 equivalents outstanding      25,346,357   21,622,682    24,801,972   21,575,276
                              ==========   ==========    ==========   ==========


         See accompanying notes to consolidated financial statements.

                Renal Treatment Centers, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                                  (Unaudited)
                                                    June 30,      December 31,
                                                      1996            1995
- ------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                            $     81,124   $  7,624,259
  Investments                                       45,963,081              -
  Accounts receivable, net of allowance for
    doubtful accounts of $5,450,000 in 1996
    and $3,200,000 in 1995                          62,961,636     51,351,999
  Inventories                                        3,673,966      2,683,234
  Deferred taxes                                     1,412,519        819,835
  Prepaid expenses and other current assets          1,215,549      1,391,775
- --------------------------------------------------------------------------------
     Total current assets                          115,307,875     63,871,102
- --------------------------------------------------------------------------------
Property and equipment (net of accumulated
  depreciation of $15,812,617 in 1996
  and $10,378,141 in 1995.)                         30,386,994     20,087,284
Intangibles (net of accumulated amortization
  of $26,925,574 in 1996 and $22,263,385 in 1995.) 121,718,883     86,341,433
Deferred taxes, non-current                          1,749,754      1,749,754
- --------------------------------------------------------------------------------
     Total assets                                 $269,163,506   $172,049,573
================================================================================

Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt               $  3,161,543   $  4,539,635
  Accounts payable                                   6,076,037      4,222,147
  Accrued compensation                               2,604,415      2,670,384
  Accrued expenses                                   3,170,103      6,576,600
  Accrued income taxes                                 320,024      2,218,692
  Accrued interest                                     399,015      1,087,415
- --------------------------------------------------------------------------------
     Total current liabilities                      15,731,137     21,314,873
- --------------------------------------------------------------------------------
Long-term debt, net                                130,729,923     41,654,966
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000
    shares authorized: none issued
  Common stock, $.01 par value, 45,000,000
    shares authorized:  issued and
    outstanding 23,773,592 and 21,727,312
      shares in 1996 and 1995, respectively.           237,736        217,273
Additional paid-in capital                          85,230,723     83,006,891
Retained earnings                                   37,628,063     26,249,646
- --------------------------------------------------------------------------------
                                                   123,096,522    109,473,810
- --------------------------------------------------------------------------------
    Less treasury stock, 37,202 shares in
      1996 and 1995, at cost                          (394,076)      (394,076)
- --------------------------------------------------------------------------------
                                                   122,702,446    109,079,734
- --------------------------------------------------------------------------------
     Total liabilities and stockholders' equity   $269,163,506   $172,049,573
================================================================================

         See accompanying notes to consolidated financial statements.

                Renal Treatment Centers, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Six Months ended
                                                             June 30,
                                                        1996            1995
- --------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                        $  8,282,047   $ 5,701,899
   Adjustments to reconcile net income to
     net cash provided by operating activities:
       Depreciation and amortization                    7,592,831     5,599,687
       Provision for doubtful accounts                  3,213,737     1,860,101
       Changes in operating assets and
       liabilities, net of effects of
       companies acquired:
       Accounts receivable                            (11,480,413)   (8,317,266)
       Inventories                                       (694,687)      475,615
       Prepaid expenses and other current assets          238,597       175,595
       Accounts payable and accrued expenses           (5,649,012)     (350,580)
       Accrued income taxes                            (1,898,668)     (298,908)
- --------------------------------------------------------------------------------
   Net cash (used in) provided by operating activities   (395,568)    4,846,143
- --------------------------------------------------------------------------------

Cash flows from investing activities:
   Capital expenditures                                (6,128,693)   (3,496,979)
   Purchase of businesses, net of cash acquired       (37,030,623)   (5,144,291)
   Sale of investments                                  9,347,962     2,661,944
   Purchase of investments                            (55,311,043)            -
   Other                                                 (979,804)   (1,356,734)
- --------------------------------------------------------------------------------
      Net cash used in investing activities           (90,102,201)   (7,336,060)
- --------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of 5 5/8% convertible subordinated notes $125,000,000             -
   Proceeds from long-term debt borrowings             30,500,000     9,000,000
   Repayments of debt                                 (70,360,293)   (6,305,811)
   Proceeds from issuance of common stock               2,137,012       623,329
   Payment of dividends                                         -      (222,331)
   Debt issuance costs                                 (3,750,000)            -
   Payments on capital lease obligations               (1,535,784)     (313,312)
   Cash portion of consideration received for
    common stock                                          963,699             -
- --------------------------------------------------------------------------------
      Net cash provided by financing activities        82,954,634     2,781,875
- --------------------------------------------------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                           (7,543,135)      291,958
Cash and cash equivalents at beginning of period        7,624,259     2,152,322
- --------------------------------------------------------------------------------
Cash and cash equivalents at end of period           $     81,124   $ 2,444,280
- --------------------------------------------------------------------------------

Supplemental disclosures of cash flow
 information:

Noncash financing activities:
  Reduction of note issued in connection with
   purchase of business                                         -   $   135,900
  Acquisition of treasury stock in connection
   with payroll taxes resulting from exercise
   of stock options                                             -   $   346,857
  Capital lease obligations entered into             $  2,370,838   $   388,200
  Issuance of common stock in connection with
   purchase of business                              $     89,137             -

Noncash investing activities:
     Net assets relating to pooling transaction      $  3,096,370             -

          See accompanying notes to consolidated financial statements.

                 Renal Treatment Centers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on April 1, 1996.

2.  COMMITMENTS AND CONTINGENCIES:

The Company is a party to certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and/or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse impact on the Company's results of operations, financial condition or liquidity.

3.  SIGNIFICANT EVENTS:

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

On May 29, 1996, with an effective date of May 31, 1996, the Company acquired substantially all of the assets of Kidney Center of Delaware County, Ltd. ("KCDC") and Kidney Center of Chester County, Ltd. ("KCCC"). These two outpatient dialysis centers, located in the Philadelphia, Pennsylvania area, provide care to approximately 400 patients and perform acute treatments at nine area hospitals.

On June 5, 1996 the Company amended its Credit Agreement with a consortium of banks to increase the amount available under the line of credit from $68,125,000 to $100,000,000 and to make certain other changes to the terms of the Credit Agreement, including amendments to certain covenants, the amortization schedule, the interest rates and the events of default.

On June 12, 1996 the Company issued $125,000,000 of 5 5/8% Convertible Subordinated Notes due 2006. The Company is using the proceeds of the offering for the repayment of indebtedness, acquisitions, development of additional dialysis centers, capital expenditures and general corporate purposes.

Item 2.        Renal Treatment Centers, Inc. and Subsidiaries
                     Management's Discussion and Analysis
              of Financial Condition and Results of Operations


Overview

Renal Treatment Centers, Inc. (the "Company") provides dialysis treatments and ancillary services to patients suffering from chronic kidney failure, primarily in its freestanding outpatient dialysis treatment centers or in the patient's home. The Company also provides acute inpatient dialysis services to hospitals. As of August 1, 1996, the Company operated 102 outpatient dialysis centers in 21 states, the District of Columbia and the Republic of Argentina and provided dialysis services for approximately 7,000 patients. In addition, the Company provided inpatient dialysis services at 79 hospitals.

Results of Operations

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of net patient revenue and the period-to-period percentage changes in such information.

                                         Percentage of                          Percentage of
                                      Net Patient Revenue                     Net Patient Revenue
                                      Three Months Ended   Period-to-Period     Six Months Ended    Period-to-Period
                                            June 30,      Percentage Change        June 30,         Percentage Change
- ---------------------------------------------------------------------------------------------------------------------
                                          1996      1995     1996 vs. 1995      1996         1995      1996 vs. 1995
- ---------------------------------------------------------------------------------------------------------------------
Net patient revenue                      100.0%    100.0%        39.9%         100.0%       100.0%         37.8%
Patient care costs                        48.4%     49.0%        38.0%          48.3%        49.0%         35.7%
General and administrative
   expense                                24.5%     25.5%        34.3%          25.3%        26.5%         31.4%
Provision for doubtful accounts            3.1%      2.3%        86.3%           3.1%         2.5%         72.8%
Depreciation and amortization expense      7.5%      7.4%        40.4%           7.3%         7.4%         35.9%
Merger expenses                           ----      ----         ----            1.7%         2.1%          7.6%
Income from operations                    16.6%     15.7%        47.8%          14.3%        12.4%         59.0%
Interest expense, net                      1.6%      1.6%        32.5%           1.5%         1.7%         19.1%
Provision for income taxes                 5.6%      4.6%        70.3%           4.8%         3.1%        114.4%
Net income                                 9.5%      9.5%        39.7%           8.0%         7.6%         45.3%

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Net Patient Revenue. Net patient revenue for the six months ended June 30, 1996 was $103,334,224 as compared to $75,012,464 for the same period in 1995, representing an increase of 37.8%. Of this increase, $4,363,505 was attributable to the revenue generated from the operations of nine centers and certain acute care agreements acquired in four separate purchase transactions from March through December 1995, and $14,175,080 was attributable to the acquisition of various facilities and the development of new dialysis centers ("de novo" developments) during the first six months of 1996. Of the $9,783,175 remaining, $5,475,121 was attributable to an increase in same-center treatments and $4,308,054 was attributable to an increase in the average same-center revenue per treatment, which, in turn, was due to an increase in the administration of EPO and an improvement in the Company's payor mix.

Patient Care Costs. Patient care costs increased 35.7% to $49,887,324 for the six months ended June 30, 1996 from $36,775,150 for the same period in 1995.
The increase was principally the result of acquisitions that occurred subsequent to the second quarter of 1995. However, as a percentage of net patient revenue, patient care costs decreased to 48.3% for the six months ended June 30, 1996
from 49.0% for the same period in 1995.   This percentage decrease was primarily
related to the increase in net revenue per treatment. The increase in net revenue per treatment was offset in part by the additional costs related to the increased administration of EPO.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and Administrative Expense. General and administrative expense increased $6,247,443, or 31.4%, to $26,163,088 for the six months ended June 30, 1996, as compared to $19,915,645 for the six months ended June 30, 1995. This increase was primarily the result of additional facility operating costs as well as additional corporate and facility personnel required to support the centers acquired and opened during 1995 and 1996. As a percentage of net patient revenue, these expenses were approximately 25.3% for the six months ended June 30, 1996, as compared to 26.5% for the six months ended June 30, 1995. The decrease as a percentage of net patient revenue was attributable to the Company's ability to maintain certain support costs, while increasing net revenues through acquisitions, internal growth and de novo developments.

Provision for doubtful accounts. Provision for doubtful accounts increased $1,353,636, or 72.8%, to $3,213,737 for the six months ended June 30, 1996, as compared to $1,860,101 for the six months ended June 30, 1995. This increase was principally a result of the additional net patient revenue generated from acquisitions that occurred subsequent to the second quarter of 1995. As a percentage of net patient revenue, the provision for doubtful accounts was 3.1% for the six months ended June 30, 1996 as compared to 2.5% for the same period in 1995.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1,998,663, or 35.9%, for the six months ended June 30, 1996, when compared to the six months ended June 30, 1995. The increase was due to the acquisition and start-up of various facilities since July 1995. As a percentage of net patient revenue, depreciation and amortization expense was 7.3% for the six months ended June 30, 1996, as compared to 7.4% for the six months ended June 30, 1995.

Merger Expenses. Merger expenses increased to $1,708,247 for the six months ended June 30, 1996 from $1,587,542 for the same period in 1995. For the six months ended June 30, 1995, the merger expenses represent expenses incurred in connection with the mergers with (i) Healthcare Corporation and its affiliates and (ii) Wichita Dialysis Center, P.A., Southeast Kansas Dialysis Center, P.A., Garden City Dialysis, P.A., and Wichita Dialysis Center, East, P.A., (collectively "the Wichita Companies") which were completed on March 6, 1995 and August 1, 1995, respectively, and were accounted for under the pooling-of-interests method of accounting. For the six months ended June 30, 1996, merger expenses were incurred as a result of the mergers between the Company and IMS in a pooling-of-interests transaction that was completed on February 20, 1996, and between the Company and MDU that was completed on February 29, 1996. Merger expenses include fees for the investment banker, attorneys, accountants and various other expenses incurred as a result of combining the companies.

Income from Operations. Income from operations increased to $14,789,963 for the six months ended June 30, 1996 from $9,300,824 for the same period in 1995.
This increase was due to the increase in net revenues from acquired businesses and same-center growth, which was greater than the increases in patient care costs, general and administrative expense and depreciation and amortization expense related to such acquired businesses.

Interest Expense, net. Interest expense (net) was $1,508,380 for the six months ended June 30, 1996 as compared to interest expense (net) of $1,266,714 for the same period in 1995. The increase in interest expense (net) was attributable to the additional borrowings for the funding of acquisitions that were completed in 1995 and 1996 that remained outstanding through June 12, 1996, as well as the additional interest expense (net) incurred as a result of the issuance of $125,000,000 principal amount of 5 5/8% in Convertible Subordinated Notes due 2006 ("the Notes") by the Company on June 12, 1996.

Provision for Income Taxes. Provision for income taxes increased to $4,999,536 from $2,332,211 for the six months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996, the Company's effective tax rate was 37.6%, compared to an effective tax rate of 29.0% during the same period in 1995. The increase in the effective tax rate was primarily attributable to the one-time tax benefit of $325,000 recorded in the first quarter of 1995 as a result of the merger with Healthcare Corporation and its affiliates. In addition, the Company incurred a one-time tax charge of $85,350 related to the merger with MDU recorded in the first quarter of 1996.

Net Income. Net income increased to $8,282,047 for the six months ended June 30, 1996 from $5,701,899 for the same period in 1995. The increase was due to each of the items discussed above.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Net Patient Revenue. Net patient revenue for the three months ended June 30, 1996 was $54,130,060 as compared to $38,698,124 for the same period in 1995, representing an increase of 39.9%. Of this increase, $1,917,560 was attributable to the revenue generated from the operations of four centers and certain acute care agreements acquired in three separate purchase transactions from July through December 1995, and $8,031,423 was attributable to the acquisition of various facilities and de novo developments during the first six months of 1996. Of the $5,482,953 remaining, $2,705,004 was attributable to an increase in same-center treatments and

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

$2,777,949 was attributable to an increase in the average same-center revenue per treatment, which, in turn, was due to an increase in the administration of EPO and an improvement in the Company's payor mix.

Patient Care Costs. Patient care costs increased 38.0% to $26,181,091 for the three months ended June 30, 1996 from $18,976,948 for the same period in 1995. The increase was principally the result of acquisitions that occurred subsequent to the second quarter of 1995. However, as a percentage of net patient revenue, patient care costs decreased to 48.4% for the three months ended June 30, 1996 from 49.0% for the same period in 1995. This decrease was primarily related to the increase in net revenue per treatment. The increase in net revenue per treatment was offset in part by the additional costs related to the increased administration of EPO.

General and Administrative Expense. General and administrative expense increased $3,385,104, or 34.3%, to $13,259,805 for the three months ended June 30, 1996, as compared to $9,874,701 for the three months ended June 30, 1995. This increase was primarily the result of additional facility operating costs as well as additional corporate and facility personnel required to support the centers acquired and opened during 1995 and 1996. As a percentage of net patient revenue, these expenses were approximately 24.5% for the three months ended June 30, 1996, as compared to 25.5% for the three months ended June 30, 1995. The decrease as a percentage of net patient revenue was attributable to the Company's ability to maintain certain support costs, while increasing net revenues through acquisitions, internal growth and de novo developments.

Provision for doubtful accounts. Provision for doubtful accounts increased $777,204, or 86.3%, to $1,677,793 for the three months ended June 30, 1996, as compared to $900,589 for the three months ended June 30, 1995. This increase was principally a result of the additional net patient revenue generated from acquisitions that occurred subsequent to the second quarter of 1995. As a percentage of net patient revenue the provision for doubtful accounts was 3.1% for the three months ended June 30, 1996 as compared to 2.3% for the same period in 1995.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1,161,628, or 40.4%, for the three months ended June 30, 1996, when compared to the three months ended June 30, 1995. The increase was due to the acquisition and startup of various facilities since October 1995. As a percentage of net patient revenue, depreciation and amortization expense was 7.5% for the three months ended June 30, 1996, as compared to 7.4% for the three months ended June 30, 1995.

Income from Operations. Income from operations increased to $8,975,894 for the three months ended June 30, 1996 from $6,072,037 for the same period in 1995. This increase was due to the increase in net revenues from acquired businesses and same-center growth, which was greater than the increases in patient care costs, general and administrative expense and depreciation and amortization expense related to such acquired businesses.

Interest Expense, net. Interest expense (net) was $842,572 for the three months ended June 30, 1996 as compared to interest expense (net) of $636,060 for the same period in 1995. The increase in interest expense (net) was attributable to the additional borrowings for the funding of acquisitions that were completed in 1995 and 1996 that remained outstanding through June 12, 1996, as well as the additional interest expense (net) incurred as a result of the issuance of the Notes by the Company on June 12, 1996.

Provision for Income Taxes. Provision for income taxes increased to $3,009,329 from $1,767,248 for the three months ended June 30, 1996 and 1995, respectively. For the three months ended June 30, 1996, the Company's effective tax rate was 37.0% compared to an effective tax rate of 32.5% during the same period last year. The increase in the effective tax rate was attributable to the state and federal income tax benefit related to the S corporation status of the Wichita Companies during the three months ended June 30, 1995.

Net Income. Net income increased to $5,123,993 for the three months ended June 30, 1996 from $3,668,729 for the same period in 1995. The increase was due to each of the items discussed above.

Liquidity and Capital Resources

The Company requires capital for the acquisition of dialysis centers, for the expansion of operations of its existing dialysis centers, including the replacement of equipment and addition of leasehold improvements, for the integration of new centers into its network of existing dialysis services and for meeting working capital requirements.

During the six months ended June 30,1996, expenditures for acquisitions totalled $37,030,623, compared to $5,144,291 for acquisitions for the six months ended June 30, 1995. The expenditures in 1996 resulted from the acquisition of one center in March 1996, one center in April 1996, three centers in May 1996 and one center in June 1996, as compared to the expenditures in 1995, which resulted from the acquisition of five centers in March 1995. For the six months ended June 30, 1996 and 1995, capital

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

expenditures were $6,128,693 and $3,496,979, respectively. Cash from operations before investing and financing activities was ($395,568) and $4,846,145 for the six months ended June 30, 1996 and 1995, respectively. The principal sources of the Company's liquidity during the first six months of 1996 were earnings, additional borrowings under the Company's loan and revolving credit agreement with a consortium of banks (the "Credit Agreement") and the issuance of $125,000,000 of convertible subordinated notes on June 12, 1996. The Company had cash and cash equivalents of $81,124 at June 30, 1996.

The Company Credit Agreement provides for a $100,000,000 revolving credit term facility available to fund acquisitions and general working capital requirements, of which $0 and $33,675,000 were outstanding as of June 30, 1996 and December 31, 1995, respectively. Prior to the amendment of the Credit Agreement on June 5, 1996, the Credit Agreement also provided for a term loan payable in quarterly installments, of which $0 and $3,750,000 were outstanding as of June 30, 1996 and December 31, 1995, respectively. On June 5, 1996, the Company's Credit Agreement was amended to increase the amount available under the line of credit from $68,125,000 to $100,000,000 and to make certain other changes to the terms of the Credit Agreement, including amendments to certain covenants, the amortization schedule, the interest rates and the events of default. In connection with this amendment, the $3,125,000 principal amount outstanding under the term loan as of June 5, 1996 was repaid through borrowings under the line of credit under the Credit Agreement. The line of credit converts into a term loan in September 1999 that is payable in 16 equal quarterly installments commencing December 1999 through September 2003. Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the agent bank's base rate plus 0.25% if the Applicable Margin, which is determined by the Company's ratio of senior debt to annualized cash flow, is not less than 2.25 to 1, payable on a quarterly basis or (ii) a one-, two-, three-, or six-month period LIBOR rate plus 0.75% to 1.75% depending upon the Applicable Margin, payable at maturity. The weighted average interest rate of all loans outstanding at December 31, 1995 was 7.4%. Loans under the Credit Agreement are collateralized by the pledge of all stock of the Company's subsidiaries and the assignment of all intercompany notes.

The Company has historically expended the majority of its capital resources to implement its growth strategy and the Company intends to pursue a strategy of growth through the acquisition and development of dialysis centers. Management estimates that the development of a new center, depending on its size, requires approximately $500,000 to $1,000,000 for construction costs and the purchase of certain furniture and equipment and approximately $75,000 to $150,000 in working capital. Acquisition of a dialysis center with an existing patient base typically requires more capital investment, but each investment varies based on relative size and other factors. No assurance can be given that the Company will be successful in implementing its growth strategy or that adequate sources of capital will be available on terms acceptable to the Company to pursue its growth strategy in the future.

The Company believes that capital resources available to it will be sufficient to meet the needs of its business, both on a short- and long-term basis.

Part II.   Other Information
- --------   -----------------

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)        The Company's Annual Meeting of Stockholders was held on May 2, 1996.

(c)        1.  The stockholders elected the following persons as Class III directors of the Company:

               Name                     For                   Withheld
               ----                     ---                   --------
               Robert L. Mayer, Jr.     17,081,526            59,580
               Frederick C. Jansen      17,081,526            59,580

               There were no broker non-votes with respect to the election of directors.

           2. The stockholders approved an amendment to the Company's Amended and Restated 1990 Stock Plan to increase the number of shares of Common Stock covered thereby from 2,437,000 shares to 3,237,000 shares.

               For:  15,103,696         Against:  1,671,552   Abstain:  187,816
                    -----------                  ----------            --------

               There were 178,042 broker non-votes in connection with the
                         ---------
               approval of the amendment to the Company's Amended and Restated 1990 Stock Plan.

           3. The stockholders ratified the appointment of Coopers & Lybrand, L.L.P. as independent public accountants for the Company for its 1996 fiscal year.

               For:  16,957,080         Against:  1,610       Abstain:  182,416
                    -----------                  ------                --------

               There were no broker non-votes in connection with the ratification of the appointment of the Company's independent public accountants.

Item 6.    Exhibits and Reports on Form 8-K:

(a)        Exhibits

           4.1 Specimen Certificate of Common Stock of the Company (incorporated herein by reference to Exhibit No. 4.1 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

           4.2 Indenture dated June 12, 1996 by the Company to PNC Bank, National Association, Trustee, including form of the Company's 5 5/8% Convertible Subordinated Note due 2006 issued under the Indenture.

           4.3 Registration Rights Agreement dated as of June 12, 1996 by and among the Company, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, J.C. Bradford & Co. and Wessels, Arnold & Henderson.

          10.2.2* Amendment No. 1 to the Company's Equity Incentive Plan for Outside Directors dated May 2, 1996.

          10.3.1* First Amendment to Employment Agreement dated as of May 2, 1996 between the Company and Robert L. Mayer, Jr.

          10.4.1* First Amendment to Employment Agreement dated as of May 2, 1996 between the Company and Frederick C. Jansen.

          10.5* Employment Agreement dated as of May 2, 1996 between the Company and Barbara A. Bednar.

          10.6.1* First Amendment to Employment Agreement dated as of May 2, 1996 between the Company and John A. Chambers.

Part II.  Item 6(a) continued:

          10.8.1* First Amendment to Executive Severance Agreement dated as of May 2, 1996 between the Company and Barbara A. Bednar.

          10.9.1* First Amendment to Executive Severance Agreement dated as of May 2, 1996 between the Company and Ronald H. Rodgers, Jr.

          10.10.1* First Amendment to Executive Severance Agreement dated as of
                   May 2, 1996 between the Company and John A. Chambers.

          10.11    Fourth Amended and Restated Loan Agreement dated as of
                   June 5, 1996 between the Company and First Union National Bank of North Carolina and the other lenders set forth therein (incorporated herein by reference to Exhibit No. 99.1 filed under the Company's Current Report on Form 8-K dated May 29, 1996).

          10.12.5  Fourth Amendment to Lease dated May 30, 1996.

          10.25* Employment Agreement dated as of May 2, 1996 between the Company and Ronald H. Rodgers, Jr.

          10.26* Employment Agreement dated as of March 11, 1996 between the Company and Thomas J. Karl.

          10.27* Executive Severance Agreement dated as of March 11, 1996 between the Company and Thomas J. Karl.

          10.28 Asset Purchase Agreement dated as of May 29, 1996 between Renal Treatment Centers - Pennsylvania, Inc. and KCCC Liquidating Trust (incorporated herein by reference to Exhibit No. 2.1 filed under the Company's Current Report on Form 8-K dated May 29, 1996).

          10.29 Asset Purchase Agreement dated as of May 29, 1996 between Renal Treatment Centers - Pennsylvania, Inc. and KCDC Liquidating Trust (incorporated herein by reference to Exhibit No. 2.2 filed under the Company's Current Report on Form 8-K dated May 29, 1996).

          11.1    Computation of Primary and Fully Diluted Earnings Per Share.

          27    Financial Date Schedule.

          --------------------------
          * Management contract or compensatory plan or arrangement.

(b)       Reports on Form 8-K

          Form 8-K dated May 28, 1996 filed to report under Item 5 the press release announcing the Company's offering of the Notes.

          Form 8-K dated May 29, 1996 filed to report under Item 2 the acquisition of substantially all of the assets of KCCC and KCDC and under Item 5 to report the amended and restated Credit Agreement.

          Form 8-K/A Amendment No. 1 to Current Report dated May 29, 1996 filed on July 15, 1996 to file pursuant to Item 7(1) historical financial information for the year ended December 31, 1995 and the three months ended March 31, 1996 and (2) pro forma financial information for the Company for the year ended December 31, 1995 and the three months ended March 31, 1996 related to the acquisition of KCDC and KCCC as reported on Form 8-K dated May 29, 1996.

 4.1 Specimen Certificate of Common Stock of the Company (incorporated herein by reference to Exhibit No. 4.1 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

 4.2 Indenture dated June 12, 1996 by the Company to PNC Bank, National Association, Trustee, including form of the Company's 5 5/8% Convertible Subordinated Note due 2006 issued under the Indenture.

 4.3 Registration Rights Agreement dated as of June 12, 1996 by and among the Company, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, J.C. Bradford & Co. and Wessels, Arnold & Henderson.

10.2.2* Amendment No. 1 to the Company's Equity Incentive Plan for Outside Directors dated May 2, 1996.

10.3.1* First Amendment to Employment Agreement dated as of May 2, 1996 between the Company and Robert L. Mayer, Jr.

10.4.1* First Amendment to Employment Agreement dated as of May 2, 1996 between the Company and Frederick C. Jansen.

10.5* Employment Agreement dated as of May 2, 1996 between the Company and Barbara A. Bednar.

10.6.1* First Amendment to Employment Agreement dated as of May 2, 1996 between the Company and John A. Chambers.

10.8.1* First Amendment to Executive Severance Agreement dated as of May 2, 1996 between the Company and Barbara A. Bednar.

10.9.1* First Amendment to Executive Severance Agreement dated as of May 2, 1996 between the Company and Ronald H. Rodgers, Jr.

10.10.1* First Amendment to Executive Severance Agreement dated as of
         May 2, 1996 between the Company and John A. Chambers.

10.11 Fourth Amended and Restated Loan Agreement dated as of June 5, 1996 between the Company and First Union National Bank of North Carolina and the other lenders set forth therein (incorporated herein by reference to Exhibit No. 99.1 filed under the Company's Current Report on Form 8-K dated May 29, 1996).

10.12.5  Fourth Amendment to Lease dated May 30, 1996.

10.25* Employment Agreement dated as of May 2, 1996 between the Company and Ronald H. Rodgers, Jr.

10.26* Employment Agreement dated as of March 11, 1996 between the Company and Thomas J. Karl.

10.27* Executive Severance Agreement dated as of March 11, 1996 between the Company and Thomas J. Karl.

10.28 Asset Purchase Agreement dated as of May 29, 1996 between Renal Treatment Centers - Pennsylvania, Inc. and KCCC Liquidating Trust (incorporated herein by reference to Exhibit No. 2.1 filed under the Company's Current Report on Form 8-K dated May 29, 1996.)

10.29 Asset Purchase Agreement dated as of May 29, 1996 between Renal Treatment Centers - Pennsylvania, Inc. and KCDC Liquidating Trust (incorporated herein by reference to Exhibit No. 2.2 filed under the Company's Current Report on Form 8-K dated May 29, 1996).

11.1     Computation of Primary and Fully Diluted Earnings Per Share.


27       Financial Data Schedule.



* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RENAL TREATMENT CENTERS, INC.


Date:  August 5, 1996                   By:    /s/ Frederick C. Jansen
- --------------------------                     ---------------------------
                                               Frederick C. Jansen
                                               Executive Vice President and
                                               Chief Financial Officer



Date:  August 5, 1996                   By:    /s/ Ronald H. Rodgers, Jr.
- --------------------------                     ---------------------------
                                               Ronald H. Rodgers, Jr.
                                               Vice President - Finance and
                                               Chief Accounting Officer