Form 10-Q
period 1996-09-30
RENAL TREATMENT CENTERS INC /DE/
filed 1996-11-14
CIK 899169

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

(Mark One)                  Washington, D.C. 20549



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996
                                -----------------------

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________



Commission file number 1-14142


                         Renal Treatment Centers, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                             23-2518331
--------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


     1180 W. Swedesford Road
     Building 2, Suite 300
       Berwyn, PA                                                  19312
--------------------------------                           ---------------------
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

Yes  X  No ___
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class                                Outstanding at November 8, 1996
     -----                          -------------------------------------------
Common Stock, Par Value $.01                     24,393,056 shares



                                         THE EXHIBIT INDEX IS LOCATED ON PAGE 13

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                     PAGE
                                                                                     ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

          Consolidated Statements of Income--
          Three and Nine Months ended September 30, 1996 and 1995...................   3

          Consolidated Balance Sheets--
          September 30, 1996 and December 31, 1995..................................   4

          Consolidated Statements of Cash Flows--
          Nine months ended September 30, 1996 and 1995.............................   5

          Notes to Consolidated Financial Statements................................   6

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations...........................  7-10


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..........................................  11

SIGNATURES..........................................................................  12

EXHIBITS........................................................................    14-15

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements


                Renal Treatment Centers, Inc. and Subsidiaries
                       Consolidated Statements of Income
                                (Unaudited)

                                          Three Months Ended September 30,     Nine Months Ended September 30,
                                                 1996          1995                 1996           1995
--------------------------------------------------------------------------------------------------------------------
Net patient revenue                            $63,114,969     $41,996,034     $169,247,919     $119,812,073
Patient care costs                              30,942,641      20,010,157       82,425,019       58,802,286
--------------------------------------------------------------------------------------------------------------------
Operating profit                                32,172,328      21,985,877       86,822,900       61,009,787
General and administrative expense              15,676,053      10,275,270       42,308,770       30,190,916
Provision for doubtful accounts                  1,653,055       1,304,330        4,961,562        3,164,431
Depreciation and amortization                    4,729,964       3,032,272       12,375,082        8,673,796
Merger expenses                                  1,100,000         500,000        2,808,247        2,087,542
--------------------------------------------------------------------------------------------------------------------
Income from operations                           9,013,256       6,874,005       24,369,239       16,893,102

Interest expense, net                            1,424,222         655,274        2,977,655        1,965,600
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                       7,589,034       6,218,731       21,391,584       14,927,502
Provision for income taxes                       3,107,943       2,672,669        8,300,236        5,004,880
--------------------------------------------------------------------------------------------------------------------
Net income                                      $4,481,091      $3,546,062      $13,091,348       $9,922,622
--------------------------------------------------------------------------------------------------------------------


Weighted average number of common and
 common stock equivalents outstanding           28,890,274      22,865,321       26,499,138       22,365,263


Net income per common and common
 stock equivalent                                    $0.19           $0.16            $0.55            $0.44

        See accompanying notes to consolidated financial statements.

                Renal Treatment Centers, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS

                                                                                   (Unaudited)
                                                                                  September 30,      December 31,
                                                                                      1996              1995

---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                                                            $  3,782,862       $  8,231,421
   Investments                                                                       40,593,199                ---
   Accounts receivable (net of allowance for
    doubtful accounts of $1,958,560 in 1996 and
    $3,503,744 in 1995)                                                              70,970,502         51,996,618
   Inventories                                                                        3,950,426          2,869,019
   Deferred taxes                                                                     1,414,311            819,835
   Prepaid expenses and other current assets                                          1,197,655          1,396,893
---------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                          121,908,955         65,313,786
---------------------------------------------------------------------------------------------------------------------------
Property and equipment (net of accumulated depreciation of $17,912,215 in 1996
   and $10,746,557 in 1995.)                                                         35,578,136         21,442,421
Intangibles (net of accumulated amortization of $26,925,574 in 1996 and
 $22,263,385 in 1995.)                                                              131,339,214         86,341,433
Deferred taxes, non-current                                                           1,749,754          1,749,754
Other assets                                                                            371,149             20,842
---------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                 $290,947,208       $174,868,236
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                               $ 11,235,598       $  4,766,262
   Accounts payable                                                                   8,547,609          4,495,087
   Accrued compensation                                                               4,361,675          2,790,121
   Accrued expenses                                                                   3,685,842          6,576,600
   Accrued income taxes                                                                 431,449          2,218,692
   Accrued interest                                                                   1,644,976          1,087,415
---------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                      29,907,149         21,934,177
---------------------------------------------------------------------------------------------------------------------------
Long-term debt, net                                                                 130,698,684         42,576,100
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized: none issued
   Common stock, $.01 par value, 45,000,000 shares authorized:  issued and
    outstanding 24,412,588 and 22,209,689 shares in 1996 and 1995, respectively.        244,126            222,097
Additional paid-in capital                                                           87,689,237         83,257,068
Retained earnings                                                                    42,802,088         27,272,870
---------------------------------------------------------------------------------------------------------------------------
                                                                                    130,735,451        110,752,035
---------------------------------------------------------------------------------------------------------------------------
     Less treasury stock, 37,202 shares in 1996 and 1995, at cost                      (394,076)          (394,076)
---------------------------------------------------------------------------------------------------------------------------
                                                                                    130,341,375        110,357,959
---------------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                   $290,947,208       $174,868,236
===========================================================================================================================

         See accompanying notes to consolidated financial statements.

                Renal Treatment Centers, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Nine Months ended
                                                                                September 30,
                                                                             1996            1995
--------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                            $  13,091,348   $  9,922,622
   Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation and amortization                                    12,423,835      8,723,032
           Provision for doubtful accounts                                   4,961,562      3,164,437
           Deferred tax asset                                                   (1,792)        (9,170)
           Changes in operating assets and liabilities,
           net of effects of companies acquired:
           Accounts receivable                                             (20,592,485)   (13,896,255)
           Inventories                                                        (637,006)       (11,830)
           Prepaid expenses and other current assets                           261,609        224,045
           Accounts payable and accrued expenses                              (174,228)    (4,154,794)
           Accrued income taxes                                             (1,787,243)     4,853,949
--------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                              7,545,600      8,816,036
--------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                                    (10,584,242)    (5,692,441)
   Purchase of businesses, net of cash acquired                            (49,907,502)   (10,101,057)
   Sale (Purchase) of investments, net                                     (40,593,199)     2,661,944
   Other                                                                    (1,987,420)    (2,054,438)
--------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities                               (103,072,363)   (15,185,992)
--------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Issuance of 5 5/8% convertible subordinated notes                       125,000,000           ----
   Proceeds from long-term debt borrowings                                  38,550,000     15,100,000
   Repayments of debt                                                      (71,365,886)    (7,045,602)
   Proceeds from issuance of common stock                                    4,346,915        966,397
   Payment of dividends                                                       (658,500)    (1,388,331)
   Debt issuance costs                                                      (3,750,000)          ----
   Payments on capital lease obligations                                    (2,008,024)        43,481
   Cash portion of consideration received for common stock                     963,699           ----
--------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                             91,078,204      7,675,945
--------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                        (4,448,559)     1,305,989
Cash and cash equivalents at beginning of period                             8,231,421      2,782,781
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                               $   3,782,862   $  4,088,770
==============================================================================================================
Supplemental disclosures of cash flows information:

Noncash financing activities:
     Reduction of note issued in connection with purchase of business             ----   $    135,900
     Acquisition of treasury stock in connection with payroll taxes
       resulting from exercise of stock options                                   ----   $    346,857
     Capital lease obligations entered into                              $   2,677,475   $    388,200
     Issuance of common stock in connection with purchase of business    $      89,137   $  3,118,739

Noncash investing activities:
     Net assets relating to pooling transactions                         $   3,096,370

         See accompanying notes to consolidated financial statements.

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 8-K filed with the Securities and Exchange Commission on August 23, 1996.

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

POOLING TRANSACTIONS:

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

On February 29, 1996, the Company acquired Midwest Dialysis Units and its affiliates (collectively "MDU"), which operated 11 dialysis facilities in Oklahoma. The transaction was accounted for as a pooling of interests. Accordingly, the Company's financial statements include the results of MDU as of January 1, 1996. In total, 767,168 shares of the Company's common stock were exchanged for all outstanding shares of MDU.

Prior year financial statements have not been restated to reflect these transactions because the impact on the Company's financial statements of such transactions is not material.

On July 23, 1996 the Company consummated its acquisition of two dialysis centers from Panama City Artificial Kidney Center, Inc. and North Florida Artificial Kidney Center, Inc. ("the Group"). Both of the dialysis centers are located in Florida. The transaction was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to give retroactive effect to the Group since this transaction, when combined with the MDU and IMS pooling transactions, was deemed to be a material transaction. In total, 482,377 shares of the Company's common stock were exchanged for all the outstanding shares of the Group.

SIGNIFICANT PURCHASE TRANSACTIONS:

On May 29, 1996, with an effective date of May 31, 1996, the Company acquired substantially all of the assets of Kidney Center of Delaware County, Ltd. ("KCDC") and Kidney Center of Chester County, Ltd. ("KCCC"). At the time of acquisition, these two outpatient dialysis centers, located in the Philadelphia, Pennsylvania area, provided care to approximately 400 patients and performed acute treatments at nine area hospitals.

On September 16, 1996, with an effective date of September 1, 1996, the Company acquired substantially all of the assets of Columbus Regional Dialysis Center, Marion Dialysis Center, and Phenix City Nephrology Referral Center. Two of the centers are located in Georgia and one is located in Alabama. At the time of acquisition, these centers provided care to approximately 230 patients and provided acute treatments to three area hospitals.

OTHER EVENTS:

On June 5, 1996 the Company amended its revolving credit agreement with a consortium of banks (the "Credit Agreement") to increase the amount available under the line of credit from $68,125,000 to $100,000,000 and to make certain other changes to the terms of the Credit Agreement, including amendments to certain covenants, the amortization schedule, the interest rates and the events of default.

On June 12, 1996 the Company issued $125,000,000 principal amount of 5 5/8% Convertible Subordinated Notes due 2006. The Company is using the proceeds of the offering for the repayment of indebtedness, acquisitions, development of additional dialysis centers, capital expenditures and general corporate purposes.

Item 2.        Renal Treatment Centers, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


OVERVIEW

Renal Treatment Centers, Inc. (the "Company") provides dialysis treatments and ancillary services to patients suffering from chronic kidney failure, primarily in its freestanding outpatient dialysis treatment centers or in the patient's home. The Company also provides acute inpatient dialysis services to hospitals. As of November 1, 1996, the Company operated 106 outpatient dialysis centers in
22   states, the District of Columbia and the Republic of Argentina and provided dialysis services for approximately 7,700 patients. In addition, the Company provided inpatient dialysis services at 80 hospitals.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of net patient revenue and the period-to-period percentage changes in such information.


                                        Percentage of                                     Percentage of
                                      Net Patient Revenue                              Net Patient Revenue
                                      Three Months Ended        Period-to-Period        Nine Months Ended         Period-to-Period
                                        September 30,           Percentage Change         September  30,          Percentage Change
--------------------------------------------------------------------------------------------------------------------------------
                                      1996      1995             1996 vs. 1995          1996         1995          1996 vs. 1995
--------------------------------------------------------------------------------------------------------------------------------
Net patient revenue                   100.0%    100.0%               50.3%             100.0%        100.0%            41.3%
Patient care costs                     49.0%     47.6%               54.6%              48.7%         49.1%            40.2%
Operating profit                       51.0%     52.4%               46.3%              51.3%         50.9%            42.3%
General and administrative
   expense                             24.8%     24.5%               52.6%              25.0%         25.2%            40.1%
Provision for doubtful accounts         2.6%      3.1%               26.7%               2.9%          2.6%            56.8%
Depreciation and amortization
 expense                                7.5%      7.2%               56.0%               7.3%          7.2%            42.7%
Merger expenses                         1.7%      1.2%              120.0%               1.7%          1.7%            34.5%
Income from operations                 14.3%     16.4%               31.1%              14.4%         14.1%            44.3%
Interest expense, net                   2.3%      1.6%              117.3%               1.8%          1.6%            51.5%
Income before income taxes             12.0%     14.8%               22.0%              12.6%         12.5%            43.3%
Provision for income taxes              4.9%      6.4%               16.3%               4.9%          4.2%            65.8%
Net income                              7.1%      8.4%               26.4%               7.7%          8.3%            31.9%

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

NET PATIENT REVENUE. Net patient revenue for the nine months ended September 30, 1996 was $169,247,919 as compared to $119,812,073 for the same period in 1995, representing an increase of 41.3%. Of this increase, $4,823,232 was attributable to the revenue generated from the operations of nine centers and certain acute care agreements acquired in four separate purchase transactions from March through December 1995, and $27,026,579 was attributable to the acquisition of various facilities and the development of new dialysis centers ("de novo" developments) during the first nine months of 1996. Of the $17,586,035 remaining, $9,285,595 was attributable to an increase in same-center treatments and $8,300,440 was attributable to an increase in the average same-center revenue per treatment, which, in turn, was due to an increase in the administration of EPO and an improvement in the Company's payor mix.

PATIENT CARE COSTS. Patient care costs increased 40.2% to $82,425,019 for the nine months ended September 30, 1996 from $58,802,286 for the same period in 1995. The increase was principally the result of acquisitions that occurred subsequent to the third quarter of 1995. However, as a percentage of net patient revenue, patient care costs decreased to 48.7% for the nine months ended September 30, 1996 from 49.1% for the same period in 1995. This percentage decrease was primarily related to the increase in net revenue per treatment. The increase in net revenue per treatment was offset in part by the additional costs related to the increased administration of EPO.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $12,117,854, or 40.1%, to $42,308,770 for the nine months ended September 30, 1996, as compared to $30,190,916 for the same period in 1995. This increase was primarily the result of additional facility operating costs as well as additional corporate and facility personnel required to support the centers acquired and opened during 1995 and 1996. As a percentage of net patient revenue, these expenses remained relatively constant at approximately 25.0% for the nine months ended September 30, 1996, as compared to 25.2% for the nine months ended September 30, 1995. The slight decrease as a percentage of net patient revenue was attributable to the Company's ability to maintain certain support costs, while increasing net revenues through acquisitions, internal growth and de novo developments.

PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts increased $1,797,131, or 56.8%, to $4,961,562 for the nine months ended September 30, 1996, as compared to $3,164,431 for the same period in 1995. This increase was principally a result of the additional net patient revenue generated from acquisitions that occurred subsequent to the third quarter of 1995. As a percentage of net patient revenue, the provision for doubtful accounts was 2.9% for the nine months ended September 30, 1996 as compared to 2.6% for the same period in 1995.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $3,701,286, or 42.7%, for the nine months ended September 30, 1996, when compared to the same period in 1995. The increase was due to the acquisition and start-up of various facilities since July 1995. As a percentage of net patient revenue, depreciation and amortization expense was 7.3% for the nine months ended September 30, 1996, as compared to 7.2% for the nine months ended September 30, 1995.

MERGER EXPENSES. Merger expenses increased 34.5% to $2,808,247 for the nine months ended September 30, 1996 from $2,087,542 for the same period in 1995. For the nine months ended September 30, 1995, the merger expenses represent expenses incurred in connection with the mergers with (i) Healthcare Corporation and its affiliates and (ii) Wichita Dialysis Center, P.A., Southeast Kansas Dialysis Center, P.A., Garden City Dialysis, P.A., and Wichita Dialysis Center, East, P.A., (collectively "the Wichita Companies") which were completed on March 6, 1995 and August 1, 1995, respectively, and were accounted for under the pooling-of-interests method of accounting. For the nine months ended September 30, 1996, merger expenses were incurred as a result of the mergers with (i) IMS, (ii) MDU and (iii) the Group which were completed on February 20, 1996, February 29, 1996 and July 23, 1996, respectively, and were accounted for under the pooling-of-interests method of accounting. Merger expenses include fees for the investment banker, attorneys and accountants and various other expenses incurred as a result of combining the companies.

INCOME FROM OPERATIONS. Income from operations increased 44.3% to $24,369,239 for the nine months ended September 30, 1996 from $16,893,102 for the same period in 1995. This increase was due to the increase in net revenues from acquired businesses and same-center growth, which was greater than the increases in patient care costs, general and administrative expense and depreciation and amortization expense related to such acquired businesses.

INTEREST EXPENSE, NET. Interest expense net was $2,977,655 for the nine months ended September 30, 1996 as compared to interest expense net of $1,965,600 for the same period in 1995. The increase in interest expense net was attributable to the additional borrowings for the funding of acquisitions that were completed in 1995 and 1996 that remained outstanding through June 12, 1996, as well as the additional interest expense net incurred as a result of the issuance of $125,000,000 principal amount of 5 5/8% Convertible Subordinated Notes due 2006 ("the Notes") by the Company on June 12, 1996.

PROVISION FOR INCOME TAXES. Provision for income taxes increased 65.8% to $8,300,236 from $5,004,880 for the nine months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996, the Company's effective tax rate was 38.8%, compared to an effective tax rate of 33.5% during the same period in 1995. The increase in the effective tax rate was primarily attributable to the one-time tax benefit of $325,000 recorded in the first quarter of 1995 as a result of the merger with Healthcare Corporation and its affiliates offset by a one-time tax charge of $540,000 related to the merger with the Wichita Companies as recorded in the third quarter of 1995. In the nine months ended September 30, 1996, the Company incurred a one-time tax charge of $85,350 related to the merger with MDU recorded in the first quarter of 1996 as well as a one-time tax charge of $300,000 related to the merger with the Group recorded in the third quarter of 1996.

NET INCOME. Net income increased 31.9% to $13,091,348 for the nine months ended September 30, 1996 from $9,922,622 for the same period in 1995. The increase was due to each of the items discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

NET PATIENT REVENUE. Net patient revenue for the three months ended September 30, 1996 was $63,114,969 as compared to $41,996,034 for the same period in 1995, representing an increase of 50.3%. Of this increase, $492,375 was attributable to the revenue generated from the operations of four centers and certain acute care agreements acquired in two separate purchase transactions from July through December 1995, and $12,640,410 was attributable to the acquisition of various facilities and de novo

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

developments during the first six months of 1996. Of the $7,986,150 remaining, $3,652,629 was attributable to an increase in same-center treatments and $4,333,521 was attributable to an increase in the average same-center revenue per treatment, which, in turn, was due to an increase in the administration of EPO and an improvement in the Company's payor mix.

PATIENT CARE COSTS. Patient care costs increased 54.6% to $30,942,641 for the three months ended September 30, 1996 from $20,010,157 for the same period in 1995. The increase was principally the result of acquisitions that occurred subsequent to the third quarter of 1995. However, as a percentage of net patient revenue, patient care costs increased to 49.0% for the three months ended September 30, 1996 from 47.6% for the same period in 1995. This increase was primarily related to the additional costs related to the increased administration of EPO.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $5,400,783, or 52.6%, to $15,676,053 for the three months ended September 30, 1996, as compared to $10,275,270 for the same period in 1995. This increase was primarily the result of additional facility operating costs as well as additional corporate and facility personnel required to support the centers acquired and opened during 1995 and 1996. As a percentage of net patient revenue, these expenses were approximately 24.8% for the three months ended September 30, 1996, as compared to 24.5% for the three months ended September 30, 1995.

PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts increased $348,725 , or 26.7%, to $1,653,055 for the three months ended September 30, 1996, as compared to $1,304,330 for the same period in 1995. This increase was principally a result of the additional net patient revenue generated from acquisitions that occurred subsequent to the third quarter of 1995. As a percentage of net patient revenue the provision for doubtful accounts was 2.6% for the three months ended September 30, 1996 as compared to 3.1% for the same period in 1995.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $1,697,692, or 56.0%, for the three months ended September 30, 1996, when compared to the three months ended September 30, 1995. The increase was due to the acquisition and startup of various facilities since October 1995. As a percentage of net patient revenue, depreciation and amortization expense was 7.5% for the three months ended September 30, 1996, as compared to 7.2% for the three months ended September 30, 1995.

INCOME FROM OPERATIONS. Income from operations increased 31.1% to $9,013,256 for the three months ended September 30, 1996 from $6,874,005 for the same period in 1995. This increase was due to the increase in net revenues from acquired businesses and same-center growth, which was greater than the increases in patient care costs, general and administrative expense and depreciation and amortization expense related to such acquired businesses.

INTEREST EXPENSE, NET. Interest expense net was $1,424,222 for the three months ended September 30, 1996 as compared to interest expense net of $655,274 for the same period in 1995. The increase in interest expense net was attributable to the additional borrowings for the funding of acquisitions that were completed in 1995 and 1996 that remained outstanding through June 12, 1996, as well as the additional interest expense net incurred as a result of the issuance of the Notes by the Company on June 12, 1996.

PROVISION FOR INCOME TAXES. Provision for income taxes increased 16.3% to $3,107,943 from $2,672,669 for the three months ended September 30, 1996 and 1995, respectively. For the three months ended September 30, 1996, the Company's effective tax rate was 41.0% compared to an effective tax rate of 43.0% during the same period last year. This decrease in the effective tax rate was attributable to the one-time tax charge of $540,000 related to the merger with the Wichita Companies which was recorded in the third quarter of 1995 as compared to a one-time tax charge of $300,000 relating to the merger with the Group which was recorded in the third quarter of 1996.

NET INCOME. Net income increased 26.4% to $4,481,091 for the three months ended September 30, 1996 from $3,546,062 for the same period in 1995. The increase was due to each of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital for the acquisition of dialysis centers, for the expansion of operations of its existing dialysis centers, including the replacement of equipment and addition of leasehold improvements, for the integration of new centers into its network of existing dialysis services and for meeting working capital requirements.

During the nine months ended September 30,1996, expenditures for acquisitions totalled $49,907,502, compared to $10,101,057 for acquisitions for the nine months ended September 30, 1995. The expenditures in 1996 resulted from the acquisition of one center in March 1996, one center in April 1996, three centers in May 1996, one center in June 1996 and five centers in September 1996,as compared to the expenditures in 1995, which resulted from the acquisition of five centers in March 1995, two centers in July 1995, one center in September 1995, and the payout of certain earnout notes related to acquisitions that were completed in 1994. For the nine months ended September 30, 1996 and 1995, capital expenditures were $10,584,242 and $5,692,441, respectively. Cash from

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

operations before investing and financing activities was $7,545,600 and $8,816,036 for the nine months ended September 30, 1996 and 1995, respectively. The principal sources of the Company's liquidity during the first nine months of 1996 were earnings, additional borrowings under the Credit Agreement and the issuance of $125,000,000 of convertible subordinated notes on June 12, 1996. The Company had cash and cash equivalents of $3,782,862 at September 30, 1996.

The Credit Agreement provides for a $100,000,000 revolving credit term facility available to fund acquisitions and general working capital requirements, of which $0 and $33,675,000 were outstanding as of September 30, 1996 and December 31, 1995, respectively. Prior to the amendment of the Credit Agreement on June 5, 1996, the Credit Agreement also provided for a term loan payable in quarterly installments, of which $3,750,000 was outstanding as of December 31, 1995. On June 5, 1996, the Company's Credit Agreement was amended to increase the amount available under the line of credit from $68,125,000 to $100,000,000 and to make certain other changes to the terms of the Credit Agreement, including amendments to certain covenants, the amortization schedule, the interest rates and the events of default. In connection with this amendment, the $3,125,000 principal amount outstanding under the term loan as of June 5, 1996 was repaid through borrowings under the line of credit under the Credit Agreement. The line of credit converts into a term loan in September 1999 that is payable in 16 equal quarterly installments commencing December 1999 through September 2003. Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the agent bank's base rate plus 0.25% if the Applicable Margin, which is determined by the Company's ratio of senior debt to annualized cash flow, is not less than 2.25 to 1, payable on a quarterly basis or (ii) a one-, two-, three-, or six-month period LIBOR rate plus 0.75% to 1.75% depending upon the Applicable Margin, payable at maturity. The weighted average interest rate of all loans outstanding at December 31, 1995 was 7.4%. Loans under the Credit Agreement are collateralized by the pledge of all stock of the Company's subsidiaries and the assignment of all intercompany notes.

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

PART II.  OTHER INFORMATION
--------  -----------------

Item 6.   Exhibits and Reports on Form 8-K:

(a)       Exhibits

          The following exhibits are filed herewith:

          10.30* Employment Agreement dated as of March 1, 1996 between the Company and Mark A. Zawiski.

          10.31* Executive Severance Agreement dated as of March 1, 1996 between the Company and Mark A. Zawiski.

          10.32 Asset Purchase Agreement dated as of September 7, 1996 between Renal Treatment Centers - Georgia, Inc. and Columbus Regional Dialysis Center, Inc. (incorporated herein by reference to Exhibit No. 2.1 filed under the Company's Current Report on Form 8-K dated September 16, 1996).

          10.33 Asset Purchase Agreement dated as of September 7, 1996 between Renal Treatment Centers - Alabama, Inc. and Phenix City Nephrology Referral Center, Inc. (incorporated herein by reference to Exhibit No. 2.2 filed under the Company's Current Report on Form 8-K dated September 16, 1996).

          11.1      Computation of Primary and Fully Diluted Earnings Per Share.

          27        Financial Data Schedule.
____________________________
*    Management contract or compensatory plan or arrangement.

(b)       Reports on Form 8-K

          Form 8-K/A Amendment No. 1 to Current Report dated May 29, 1996 filed on July 15, 1996 to file pursuant to Item 7 (1) historical finacial information for the year ended December 31, 1995 and the three months ended March 31, 1996 and (2) pro forma financial information for the Company for the year ended December 31, 1995 and the three months ended March 31, 1996 related to the acquisition of KCDC and KCCC as reported on Form 8-K dated May 29, 1996.

          Form 8-K dated August 23, 1996 filed to report under Item 5 consolidated selected financial data, management's discussion and analysis and consolidated financial statements and financial statement schedule as of December 31,1993, 1994 and 1995 and for each of the three years in the period ended December 31, 1995 giving retroactive effect to the merger with the Group.

          Form 8-K dated September 16, 1996 filed to report under Item 5 the condensed combined results of operations covering the one month period ended August 31, 1996 following the merger with the Group.

          Form 8-K dated September 16, 1996 filed to report under Item 2 the acquisition of substantially all of the assets of Columbus Regional Dialysis Center, Inc. and Phenix City Nephrology Referral Center, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RENAL TREATMENT CENTERS, INC.


Date:   11/14/96
      _________________________         By:  /s/ Frederick C. Jansen
                                             ---------------------------------
                                             Frederick C. Jansen
                                             Executive Vice President and
                                             Chief Financial Officer


Date:   11/14/96
      _________________________         By:  /s/ Ronald H. Rodgers, Jr.
                                             ---------------------------------
                                             Ronald H. Rodgers, Jr.
                                             Vice President - Finance and
                                             Chief Accounting Officer

                 Renal Treatment Centers, Inc. and Subsidiaries
                                 Exhibit Index



Exhibit No.         Description
-----------         -----------


10.30* Employment Agreement dated as of March 1, 1996 between the Company and Mark A. Zawiski.

10.31* Executive Severance Agreement dated as of March 1, 1996 between the Company and Mark A. Zawiski.

10.32 Asset Purchase Agreement dated as of September 7, 1996 between Renal Treatment Centers - Georgia, Inc. and Columbus Regional Dialysis Center, Inc. (incorporated herein by reference to Exhibit No. 2.1 filed under the Company's Current Report on Form 8-K dated September 16, 1996).

10.33 Asset Purchase Agreement dated as of September 7, 1996 between Renal Treatment Centers - Alabama, Inc. and Phenix City Nephrology Referral Center, Inc. (incorporated herein by reference to Exhibit No. 2.2 filed under the Company's Current Report on Form 8-K dated September 16, 1996).

11.1                Computation of Primary and Fully Diluted Earnings Per Share.

27                  Financial Data Schedule.
__________________________________
*  Management contract or compensatory plan or arrangement.