Form 10-K405
period 1996-12-31
RENAL TREATMENT CENTERS INC /DE/
filed 1997-03-28
CIK 899169

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1996 Commission file number 1-14142
--------------------------------------------------------------------------------

                         RENAL TREATMENT CENTERS, INC.
            (Exact name of Registrant as specified in its charter)

                  DELAWARE                             23-2518331
           (State of incorporation)        (I.R.S. Employer Identification No.)

           1180 W. Swedesford Road
            Building 2, Suite 300
             Berwyn, Pennsylvania                        19312
   (Address of principal executive offices)           (Zip Code)

                                (610) 644-4796
             (Registrant's telephone number, including area code)

            SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE
                       SECURITIES EXCHANGE ACT OF 1934:

                                                 NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                  ON WHICH REGISTERED

        Common Stock, $.01 par value            New York Stock Exchange


            SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE
                     SECURITIES EXCHANGE ACT OF 1934: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                              ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     On March 14, 1997, the aggregate market value (based on the closing sale price on that date) of the voting stock held by non-affiliates of the Registrant was approximately $621,470,000.

     The number of shares of the Registrant's Common Stock outstanding as of March 14, 1997 was 24,617,217.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the Registrant's 1997 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, are incorporated by reference into Part III of this report.

PART I

ITEM 1.   BUSINESS:

GENERAL DEVELOPMENT OF BUSINESS

Renal Treatment Centers, Inc. ("Renal Treatment Centers" or the "Company") was founded in 1988 by several health care professionals. The Company provides dialysis treatments to patients suffering from chronic kidney failure, primarily in its freestanding outpatient dialysis treatment centers or in patients' homes. The Company also provides acute inpatient dialysis services to hospitals. As of December 31, 1996, the Company operated 104 dialysis centers in 22 states and the District of Columbia and two dialysis centers in the Republic of Argentina and provided dialysis services to approximately 7,600 patients. In addition, the Company also provided inpatient dialysis services at 80 hospitals located in the Company's service areas.

In 1996, the Company completed the acquisition of 26 dialysis centers and several acute care agreements. In addition, in 1996 the Company entered into an agreement to manage one dialysis center in Texas, which was later acquired by the Company in January 1997. Among the acquisitions completed in 1996 were the mergers of Intercontinental Medical Services, Inc. ("IMS"), Midwest Dialysis Unit and its affiliates ("MDU"), and Panama City Artificial Kidney Center, Inc. and North Florida Artificial Kidney Center, Inc. (collectively, "the Group")
into wholly-owned subsidiaries of the Company.   The foregoing mergers were
accounted for under the pooling-of-interests method of accounting. The accompanying consolidated financial statements, selected consolidated financial operating data and consolidated quarterly data include the results of IMS, MDU and the Group as of January 1, 1996. Prior year financial statements have been retroactively restated to reflect the merger with the Group. Prior year financial statements have not been restated to reflect the transactions with IMS and MDU because the impact on the Company's financial statements of these transactions was not material.

Expenditures for acquisitions for the year ended December 31, 1996 were approximately $40.8 million in cash, the incurrence of approximately $9.2 million in liabilities and the issuance of 2,297,009 shares of unregistered common stock valued at approximately $51.3 million, based on the market value of the Company's common stock at the date of closing of the respective acquisitions. Capital expenditures for equipment, furniture and leasehold improvements were approximately $16.3 million for the year ended December 31, 1996.

On January 30, 1996, the Board of Directors of the Company declared a dividend on the Company's common stock of one share of common stock for each share outstanding, thereby effecting a two-for-one stock split, payable on March 14, 1996 to stockholders of record on February 29, 1996. The accompanying consolidated financial statements, selected consolidated financial and operating data and consolidated quarterly data have been retroactively restated to reflect the stock split effected by the stock dividend.

THE DIALYSIS INDUSTRY

  End Stage Renal Disease

The human kidney normally removes waste products and excess water from the blood, preventing toxin buildup, eventual poisoning of the body and water overload. Chronic kidney failure, a state of advanced renal impairment also known as end-stage renal disease ("ESRD"), is an irreversible condition that requires regular dialysis treatments or kidney transplantation to sustain life. Based upon information published by the Health Care Financing Administration ("HCFA"), the approximate number of ESRD patients in the United States requiring dialysis treatments has increased at a 9% compound annual growth rate, from 85,000 patients in 1985 to 200,000 patients in 1995. The Company believes that the growth in the number of ESRD patients reflects the aging of the general population, advancement of dialysis technology and improvement of treatment and survival of patients with hypertension, diabetes and other illnesses that lead to ESRD. Furthermore, improved dialysis technology has enabled older patients and those who could previously not tolerate dialysis due to other illnesses to benefit from this life-sustaining treatment. Since 1972, patients with ESRD have generally been entitled to Medicare benefits for dialysis and ancillary services regardless of age or financial circumstances.

At the end of 1995, there were approximately 2,750 dialysis centers in operation in the United States. The dialysis business is highly fragmented and the Company estimates that approximately 25% of the centers in operation are owned by independent physicians, approximately 27% are hospital-based centers and approximately 48% are owned by the seven largest multi-facility dialysis providers, including Renal Treatment Centers. The Company believes that the multi-facility dialysis providers are leading a rapid industry consolidation and that independent physician owners and hospitals will continue to sell to, or form alliances with, major multi-facility providers.

According to HCFA data, the average national incidence rate of new cases of ESRD in 1995 was approximately 263 patients per million when considering all age groups as compared with 115 patients per million in 1984. This trend suggests an annualized growth rate in the incidence rate of 7.8% per year from 1984 to 1995.

  Treatment Options for End-Stage Renal Disease

Treatment options for ESRD include: hemodialysis, which is performed either in an outpatient facility or a patient's home; peritoneal dialysis, which is generally performed in the patient's home; and kidney transplantation. ESRD dialysis patients are treated predominantly in outpatient treatment facilities. HCFA estimated that, as of December 31, 1994, approximately 82% of the ESRD patients in the United States receiving dialysis treatment were being treated in outpatient facilities. The remaining 18% were treated in the home either through hemodialysis or peritoneal dialysis. Patients treated in the home are monitored by a designated outpatient facility. Transplants, although a viable form of treatment for some patients, are limited by the scarcity of compatible donated kidneys. Therefore, most patients suffering ESRD must rely on dialysis, which is the removal of toxic waste products and excess fluids from the body by artificial means.

Hemodialysis uses an artificial kidney to remove toxins and fluids from the blood and a machine to control external blood flow and monitor the process. It is usually performed three times per week for three to five hours per treatment. A hemodialysis patient must follow a restricted diet and take a variety of medications and vitamin supplements. To permit close patient monitoring, patients with medical complications sometimes receive hemodialysis treatments in the hospital. However, the majority of hemodialysis patients are referred to outpatient dialysis centers, such as those operated by the Company. A small number of patients, who have willing and capable assistants, who must undergo training, receive hemodialysis treatment at home.

Another method for treating ESRD patients in the home is through peritoneal dialysis. There are several variations of peritoneal dialysis. The most common are continuous ambulatory peritoneal dialysis ("CAPD") and continuous cycling peritoneal dialysis ("CCPD"). All forms of peritoneal dialysis use the patient's peritoneal cavity to eliminate fluid and toxins from the patient. CAPD utilizes a dialysis solution and the patient's peritoneal cavity to eliminate fluid and toxins from the patient and does not require a mechanical device or an assistant. CCPD is performed in a manner similar to CAPD, but utilizes a mechanical device to cycle dialysis solution while the patient is sleeping. Certain aspects of peritoneal dialysis, however, limit its use as a long-term therapy for some patients. As residual renal function decreases, peritoneal dialysis is less effective; therefore, in general, ESRD patients require hemodialysis treatments for some period during the course of their disease.

  Ancillary Services

Dialysis centers also provide ancillary services to ESRD patients, the most prominent of which is the administration of Erythropoietin ("EPO"). EPO is a bioengineered protein that stimulates the production of red blood cells. EPO is used to treat anemia, a complication experienced by most dialysis patients. Other ancillary services provided to ESRD patients may include, but are not limited to, the administration of certain medications such as calcijex and infed, certain laboratory work, bone densitometry studies, nerve conduction studies and blood transfusions.

BUSINESS STRATEGY

The Company's strategy is to continue expanding its dialysis services business while maintaining the quality of its clinical care, by (i) acquiring existing dialysis centers, (ii) pursuing same-center growth; (iii) maximizing operating efficiencies and utilization within its network, (iv) developing de novo dialysis centers, (v) creating services and products tailored to managed care organizations, (vi) negotiating additional contracts to provide inpatient acute dialysis services to hospitals and (vii) building a clinical laboratory.

  High-Quality Clinical Care

Providing high-quality clinical care is central to the Company's business strategy. Renal Treatment Centers has developed a quality assurance program to verify that high standards of care are maintained at each of its dialysis centers. The Company monitors each of its dialysis centers on an ongoing basis, and has developed its own training and continuing education programs for its technical and medical personnel. In order to facilitate and encourage quality care decisions, Physician Directors at the Company's dialysis centers have the authority to determine the most effective treatments for each patient, subject to the parameters established by the governing body of each facility and the Company's quality assurance advisory board.

  Acquisitions

The Company will aggressively seek to acquire dialysis centers and develop regional clusters in locations with favorable demographics and payor mixes. The Company has expanded rapidly, primarily through acquisitions, increasing the number of dialysis centers in its network from 15 as of December 31, 1991 to its current level of 116 centers. During 1996, Renal Treatment Centers acquired 24 dialysis centers in eight states and 2 dialysis centers in the Republic of Argentina. In addition, in 1996 the Company entered into an agreement to manage one dialysis center in Texas, which was later acquired by the Company in January 1997. In total, these acquisitions added approximately 450 treatment stations and approximately 2,050 patients to the Company's network. The Company entered the market in Argentina because (i) Argentina currently has similar reimbursement characteristics to the United States, (ii) the Company believes the level of acceptance of hemodialysis within the local medical community is high and (iii) the dialysis population of Argentina is approximately 8,000 patients. The Company is investigating additional acquisitions and de novo developments in Argentina; however, the Company does not contemplate acquiring centers in any other foreign country in the near future.

Acquisition Criteria. In new markets, the Company's strategy is to acquire multi-facility independent dialysis centers with a minimum of 80 patients. In existing markets, the Company seeks to enhance management and administrative efficiencies by developing or acquiring dialysis centers in proximity to its existing centers. A key element of the Company's acquisition and development strategy is the availability of one or more leading nephrologists or other qualified physicians in an area to serve as Physician Director of the Company's dialysis center. Other criteria include the financial feasibility of the acquisition, the condition of the facilities and equipment, population growth potential and the labor cost associated with compensating qualified nursing and technical personnel. Renal Treatment Centers performs extensive business and clinical due diligence prior to completing an acquisition and follows a disciplined approach to pricing acquisitions.

Acquisition Integration. The Company strives to effect acquisitions that contribute immediately to profitability upon integration into the network, and accordingly focuses on acquiring dialysis centers with attractive utilization rates. Renal Treatment Centers believes that by employing this strategy it can realize cost savings with respect to acquired businesses by capitalizing on its purchasing power for supplies and reducing duplicative administrative costs.

  Same-Center Growth

The Company seeks to achieve same-center growth in excess of the ESRD patient population growth by providing quality patient care, convenient locations and an operating environment that is conducive to meeting both the needs of the nephrologists and their patients.

  Operating Efficiencies and Utilization

Consistent with the Company's acquisition, same-center growth and de novo development strategies, the Company endeavors to leverage the fixed components of its corporate and regional cost structure as it seeks to increase its patient base. The Company believes it has adequate capacity within its network of dialysis centers to accommodate greater patient volume and will seek to employ such operating leverage to lower its fixed costs per treatment. In addition, the Company will continue to focus on improving operating efficiency, while maintaining the quality of care it provides.

  Development of New Centers

The Company selectively develops de novo centers to further enhance its regional clusters, accommodate the growing number of ESRD patients and meet the needs of local nephrologists. In developing de novo centers, the Company's strategy is to leverage its expanding patient base by building new dialysis centers near existing centers to address capacity constraints. The Company may also develop de novo centers in new service areas that possess favorable demographics and payor mixes. Renal Treatment Centers has developed ten centers since its inception in 1988 and is currently planning or constructing several additional de novo centers.

  Managed Care Products

With approximately 50 million Americans enrolled in some form of managed care program, the Company plans to develop additional products and services specifically for the managed care market. The Company believes that it is well positioned to take advantage of the increase in managed care enrollment because of its cost-effective delivery of dialysis services and its regional cluster strategy. Furthermore, the Company believes that it maintains the second largest private sector statistical database that tracks dialysis patient outcomes and provides HMOs with important medical information such as patient mortality and hospitalization rates. Renal Treatment Centers recently added the position of vice president of reimbursement programs and managed care to its senior management team, and currently has approximately 99 commercial provider agreements, some of which include managed care patients.

In January 1997, the Company signed preferred provider agreements with two HMOs in the Atlanta, Georgia marketplace. Together, these HMOs serve approximately 475,000 commercial lives. One of the HMOs has entered into a Medicare-risk agreement with HCFA and currently covers 5,000 lives under its Medicare-risk HMO. The Company will provide dialysis services to any of the patients of these HMO health care plans requiring dialysis, including commercial risk, Medicare risk, preferred provider organization (PPO), and point-of-service plans. Both preferred provider agreements are based upon all-inclusive global treatment fees for outpatient dialysis and related services.

  Dialysis and Acute Care Services to Hospitals

The Company seeks to expand its business through additional management contracts to provide inpatient dialysis and acute care services to hospitals located in areas served by its centers. Hospitals are increasingly outsourcing these services in order to reduce costs and to improve the quality of patient care. Contracts with acute care hospitals for inpatient dialysis services are attractive because these arrangements are at negotiated rates that are generally higher than the Medicare reimbursement rates.

  Clinical Laboratory

The Company is currently building a clinical laboratory in Las Vegas, Nevada, which it expects to open before the end of 1997. Clinical laboratories provide testing services to assist nephrologists in determining the appropriate therapy, diet and medicines for dialysis patients. The Company currently subcontracts all of its laboratory services to a third-party laboratory, and therefore does not realize incremental revenues for certain services, in respect of which government reimbursement is currently available. The Company believes that owning a laboratory will provide the Company with direct access to statistical patient data, which the Company believes will enhance the quality of patient care and generate incremental revenue.

RECENT DEVELOPMENTS

  Acquisitions

The Company completed eleven separate acquisitions during 1996 for aggregate consideration of approximately $40.8 million in cash, $9.2 million in liabilities and 2,297,009 shares of unregistered common stock valued at approximately $51.3 million, based on the market value of the Company's common stock at the date of closing of the respective acquisitions. The Company also entered into an agreement to manage one dialysis facility in Texas. In connection with these acquisitions, the Company entered into agreements to provide inpatient dialysis services, or received assignments of existing agreements to provide such services, at several hospitals. In addition, in connection with each acquisition, the Company entered into a physician director agreement with the selling physician or a physician group affiliated with the sellers. As of December 31, 1996, the centers acquired in these acquisitions were providing care for approximately 2,050 patients, or approximately 27.1% of the Company's patients.

The following is a summary of these transactions:

                                                              Number of Patients
   Month of       State (or Country     Number of Facilities  at Facilities as of
 Acquisition     if other than U.S.)          Acquired         December 31. 1996
--------------  ----------------------  --------------------  -------------------

  September     Georgia                           2                           108
                Alabama                           1                           101
---------------------------------------------------------------------------------
  September     Republic of Argentina             1                            28
---------------------------------------------------------------------------------
  September     Texas                             1/(1)/                      200
---------------------------------------------------------------------------------
  July          Florida                           2                           198
---------------------------------------------------------------------------------
  June          Oklahoma                          1                           106
---------------------------------------------------------------------------------
  May           Pennsylvania                      2                           414
---------------------------------------------------------------------------------
  May           Georgia                           1                            40
---------------------------------------------------------------------------------
  April         Republic of Argentina             1                            63
---------------------------------------------------------------------------------
  March         New Jersey                        1                            48
---------------------------------------------------------------------------------
  February      Hawaii                            4                           450
---------------------------------------------------------------------------------
  February      Oklahoma                         10                           293
---------------------------------------------------------------------------------
  Total                                          27                         2,049
=================================================================================

/(1)/ The Company entered into a management agreement with one dialysis facility in Texas. This facility was acquired by the Company in January 1997.

  Amendments to Credit Agreement

On June 5, 1996, the Company's credit facility with a consortium of bank lenders (the "Credit Agreement") was amended to increase the amount available under the line of credit portion of the Credit Agreement to $100,000,000 and to make certain other changes to the terms of the Credit Agreement, including amendments to certain covenants, the amortization schedule, the interest rates and the events of default.

  Stock Split

On January 30, 1996, the Board of Directors of the Company declared a two-for-one stock split, effected in the form of a stock dividend of one share of common stock for each share of common stock outstanding, paid on March 14, 1996 to stockholders of record on February 29, 1996. In connection with this stock split, the stockholders of the Company, at a special meeting held on February 29, 1996, approved an increase in the number of authorized shares of the Company's common stock to 45,000,000 shares. All information in this report has been restated to reflect this stock split, including the consolidated financial statements, selected consolidated financial data and consolidated quarterly data.

OPERATIONS

  Location, Capacity and Use of Centers

As of December 31, 1996, the Company operated 106 freestanding dialysis centers with a total capacity of 1,688 certified dialysis stations. All but six of these centers were owned by the Company; the other six centers were managed by the Company under contract. All but three of the Company-owned centers are located in premises leased by the Company. The remaining three Company-owned centers are located in premises owned by the Company. The centers range in size from six to 54 certified dialysis stations. At certain centers, the Company provides training, supplies and on-call support services to facilitate the implementation of home peritoneal dialysis. The Company also provided acute inpatient dialysis services to 80 hospitals as of December 31, 1996.

The following table sets forth selected information regarding the Company's operations. Treatments listed opposite a state include all hemodialysis treatments provided as well as all home dialysis treatments and all acute care treatments provided at hospitals located in the state. Peritoneal dialysis treatments are stated in hemodialysis equivalents. Only treatments rendered after the acquisition of a center by the Company are included, including those centers acquired in acquisitions accounted for under the poolings-of-interests method of accounting.

                             Year             Dialysis         Dialysis          Acute Service
                           Company          Centers as of    Stations as of     Agreements as of    Number of Treatments During
                          Commenced         December 31,     December 31,        December 31,        Year Ended December 31,
                                                                                                     -----------------------
                           Business             1996             1996                1996          1994        1995       1996
                           --------          -----------    --------------     ----------------    ----        ----       ----
Louisiana................    1988                  1               15                   1        16,111      17,829     20,187
Georgia..................    1988                 11              216                   9        94,041     112,722    134,106
Maryland.................    1988                  6               90                   4        65,462      69,384     72,188
Pennsylvania.............    1989                 12              243                  13        70,323      90,599    132,107
New Jersey...............    1992                  4               55                 ---        28,379      29,419     35,361
Delaware.................    1993                  1               24                   1        13,401      13,918     15,936
Florida..................    1993                  5               84                   2         5,407      12,600     49,803
California...............    1993                  5               62                   4        42,911      43,378     45,383
Oklahoma.................    1994                 15              182                  13        25,708      25,792     82,724
Colorado.................    1994                  5               93                   8        41,396      88,285     91,310
Wyoming..................    1994                  1                8                   1         2,140       3,758      4,667
Virginia.................    1994                  3               60                   1        21,906      48,703     52,698
Texas....................    1994                  6              137                   5                    31,940     60,460
Nebraska.................    1995                  1                8                   1                     1,041      3,880
Indiana..................    1995                  4               30                   2                     7,944      9,727
Ohio.....................    1995                  1               10                 ---                     6,333      7,968
District of Columbia.....    1995                  1               20                 ---                    14,781     14,129
Missouri.................    1995                  5               68                   2                    38,603     38,081
Illinois.................    1995                  2               29                   2                    17,128     19,718
North Carolina...........    1995                  5               62                   1                    36,883     43,176
Kansas...................    1995                  5               66                   3                    48,891     50,296
Hawaii...................    1996                  4               80                   7                               70,207
Argentina................    1996                  2               26                 ---                                8,402
Alabama..................    1996                  1               20                 ---                                5,318
                                                 ---             ----                 ---       -------      ------   --------
  Total..................                        106            1,688                  80       427,185     759,931  1,067,832
                                                ====            =====                 ===       =======     =======  =========

  Operation of Centers

The Company's dialysis centers generally contain, in addition to space for dialysis treatments, a nurses' station, a patient weigh-in area, examination rooms, a kitchen, a supply room, a water treatment space, staff work areas, offices and a staff lounge. Some centers also have a designated area for training patients in home dialysis.

In accordance with conditions for participation in Medicare ESRD programs, each center has a qualified Physician Director. See "Physician Relationships" below.

Each center typically has a Nurse Administrator, who is a registered nurse supervising the day-to-day operations of each center and the staff. The staff of each center typically consists of registered nurses, licensed practical nurses, patient care technicians, a social worker, a registered dietician, a unit clerk and machine technicians.

In addition to conventional in-center hemodialysis, some of the Company's centers offer high flux and high efficiency hemodialysis, which certain physicians deem suitable for some of their patients. High flux and high efficiency hemodialysis allow patients to dialyze in a shorter period of time per treatment than conventional hemodialysis. Some of the Company's centers also offer various forms of home dialysis, primarily CAPD. The Company offers CCPD equipment and supplies through its wholly-owned subsidiary supply company. Home dialysis services consist of providing equipment and supplies, training, patient monitoring and follow-up assistance to patients who prefer and are able to receive dialysis treatments in their homes.

Certain of the Company's centers provide dialysis services through agreements with hospitals located within their respective service areas. Under the agreements, the Company provides all dialysis services required in connection with the hospitals' inpatient services for a predetermined fee per treatment. Examples of cases in which such inpatient services are required include (i) patients with acute kidney failure resulting from accidents, (ii) patients in the early stages of ESRD and (iii) ESRD patients who require hospitalization for other reasons.

  Physician Relationships

A key factor in the success of a center is its relationship with local nephrologists. An ESRD patient generally seeks treatment at a center where such patient's nephrologist has staff privileges. Consequently, the Company relies on its ability to provide quality dialysis care and otherwise to meet the needs of referring physicians in order to continue to receive physician referrals of ESRD patients.

The conditions of participation in the Medicare ESRD program mandate that treatment at a dialysis facility be "under the general supervision of a Director who is a physician." Generally, such physicians must be board certified or board eligible in internal medicine and have at least twelve months of training or experience in the care of patients at ESRD centers. The Company has engaged by written agreement qualified nephrologists or groups of qualified nephrologists to serve as Physician Directors for its centers. In all cases, the Company's Physician Directors refer patients to the Company's centers. In most cases, the Physician Director or Physician Director group is the sole or substantial source of referrals to the centers served.

The agreements between the Company and its Physician Directors generally extend for a term of five to seven years and, under certain agreements, up to ten years. Under these agreements, the Company pays its Physician Directors annual base compensation at the rates set forth in their respective agreements. To protect the Company's interests in its system of operation, these agreements, to the extent permitted by law, prohibit the Physician Directors from acting as a medical director, owner or equity holder in competing dialysis centers within a specified area during the term of the agreement and for one to two years after the term; however, the agreements do not prohibit the Physician Director from providing direct patient care services at other locations and, consistent with applicable law, they do not require a physician to refer patients to the center. Certain states prohibit covenants not to compete in contracts other than in connection with the sale of a business. In connection with acquisitions, the Company obtains similar agreements from the sellers, whether physicians or non-physicians, not to compete within a specified area, for a specified period, usually four to ten years. These agreements impose restrictions similar to those described above with respect to Physician Directors.

  Sources of Net Patient Revenue

The following table provides information regarding the percentage of the Company's net patient revenue provided by (i) the Medicare ESRD programs, (ii) Medicaid, (iii) private/alternative payors such as private insurance, private funds, state kidney associations and the Veterans Administration and (iv) agreements for inpatient acute dialysis services provided at hospitals.

                                 1994    1995    1996
                                ------  ------  ------
Medicare......................   67.7%   64.3%   58.2%
Medicaid......................    4.9%    4.1%    4.1%
Private/alternative payors....   22.4%   26.7%   33.1%
Hospital inpatient contracts..    5.0%    4.9%    4.6%
                                -----   -----   -----
Total.........................  100.0%  100.0%  100.0%

Under the Medicare ESRD program, Medicare reimburses dialysis providers for the treatment of individuals who are diagnosed to have ESRD and are otherwise eligible for Medicare, regardless of age or financial circumstances. For each treatment, Medicare pays 80% and a secondary payor, usually Medicare supplemental insurance or, to a lesser extent, private insurance, pays approximately 20% of the amount set by the Medicare prospective reimbursement system. All but one of the states in which the Company currently operates dialysis centers provide Medicaid benefits to qualified recipients to supplement their Medicare entitlement. The Medicare and Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business. See "Business--Operations--Medicare Reimbursement."

New dialysis patients, except CAPD patients and patients who are already Medicare eligible, generally must wait 90 days after commencing dialysis to qualify for Medicare benefits. Many patients do not have insurance to pay for treatment, and in these cases the Company generally is not compensated for treatments performed during this 90-day period. For new CAPD patients, however, the 90-day waiting period is waived. Further, if a secondary payor such as Medicaid or a private insurer cannot be found, the Company may not be reimbursed for the 20% co-payment of the ESRD rate that is not paid by Medicare. The Company seeks to assist patients who may not initially have adequate sources of reimbursement or insurance to obtain coverage, if possible. If new patients belong to an employer group insurance plan, under federal law, such group insurance plan is primary and required to pay for dialysis treatments during the first 18 months of Medicare eligibility.

  Quality Assurance

The Company has developed a quality assurance program to verify that high standards of care are maintained in each of its dialysis centers. Quality assurance activities involve the ongoing examination of care provided, the identification of deficiencies in that care and the improvement, as necessary, of the quality of care. Each dialysis center has a Quality Assurance Committee that typically includes the Physician Director, the Nurse Administrator, a technician, the nursing manager and, where applicable, the CAPD nurse. This committee meets regularly to monitor the quality of care in the center and to ensure that all centers meet the regulations of HCFA, the Occupational Safety and Health Administration ("OSHA") and the Association for the Advancement of Medical Instrumentation.

  Medicare Reimbursement

The Company is reimbursed under a prospective Medicare reimbursement system for chronic dialysis services provided to ESRD patients. Under this system, the reimbursement rates are fixed in advance and have been adjusted from time to time by legislation. Although this form of reimbursement limits the allowable charge per treatment, it provides the Company with predictable and recurring per treatment revenue and allows the Company to retain any profit earned. The Company also receives Medicare reimbursement for certain ancillary services provided to its dialysis patients. Claims for Medicare reimbursement must generally be presented within 15 to 27 months of treatment, and for secondary reimbursement, typically within 60 to 90 days after payment of the Medicare claim. The Company generally submits claims monthly and is usually paid by Medicare within 30 days of the submission of a claim.

The Company receives reimbursement for outpatient dialysis services at rates that are currently between $117.00 and $138.84 per treatment, depending upon regional wage variations. Since the Medicare ESRD program commenced, the reimbursement rate for dialysis treatments has periodically been reduced, and if the rates now in effect are lowered or remain in effect without adjustment for inflation, the Company's profit margin could be materially reduced. Prior to August 1, 1983, reimbursement was based upon a fixed fee of $138.00 per treatment. On August 1, 1983, the reimbursement rate was reduced by HCFA to an average rate of $127.00 per treatment. In October 1986, the rate was further reduced to an average of $125.00 per treatment.

In addition, as a result of the Gramm-Rudman-Hollings deficit-reduction measures, temporary reductions from the established ESRD reimbursement rate were imposed as follows: 2.1%, or approximately $2.65 per treatment, from October 17, 1989 through March 31, 1990: 1.4%, or approximately $1.75 per treatment, from April 1, 1990 through September 30, 1990: and 2.0%, or approximately $2.50 per treatment, in November and December 1990. These or similar deficit reduction measures may result in additional reimbursement rate cuts in the future.

The Omnibus Budget Reconciliation Act of 1990 increased the ESRD reimbursement rate by $1.00 per treatment, effective January 1, 1991, and restored the temporary reductions then in effect, resulting in the current average reimbursement rate of $126.00 per treatment. In 1987 and 1990, Congress required that the Department of Health and Human Services and the Prospective Payment Assessment Commission ("PROPAC") study dialysis costs and reimbursement and make findings as to the appropriateness of ESRD reimbursement rates. On January 19, 1994, PROPAC decided to recommend that there be no changes in the reimbursement rate in the next budget. The Company is unable to predict what, if any, future changes may occur in the rate of reimbursement, or, if made, whether any reductions will have a material adverse effect on the Company's revenues and net earnings.

On June 1, 1989, EPO was approved for production and sale by the FDA and for reimbursement for dialysis patients by HCFA. EPO is beneficial in the treatment of anemia, thereby reducing or eliminating the need for blood transfusions for dialysis patients. Physicians began prescribing EPO to their patients in the Company's dialysis centers in August 1989.

From June 1, 1989 through December 30, 1990, HCFA reimbursed for EPO on an initial trial basis by adding $40.00 per treatment to the dialysis facility's composite rate payments for dosages of up to 10,000 units per treatment. For higher dosages, an additional payment of $30.00 per treatment was allowed. Effective January 1, 1991, Medicare reimbursement for EPO was changed to a dosage rate of $11.00 per 1,000 units, rounded to the nearest 100 units, with no maximum. The Omnibus Budget Reconciliation Act of 1993 ("OBRA '93") reduced the Medicare reimbursement for EPO by $1.00 per 1,000 units, effective January 1, 1994. The Company cannot predict the effect on operating margins of future changes in the reimbursement rate, the typical dosage per administration or the cost of EPO, which currently is manufactured by only one company. Accordingly, there can be no assurance that the Company can maintain current operating margins in the future for EPO administrations.

In October 1996, HCFA announced that four managed care companies had been awarded contracts to develop and implement capitated reimbursement systems for ESRD patients in their respective markets as part of a four-year demonstration project. The demonstration project is intended to assist HCFA in determining whether to allow open enrollment of ESRD patients into managed care plans serving Medicare beneficiaries. Currently, managed care companies are permitted to arrange for the provision of dialysis services only to existing members in their programs who develop ESRD. The Company is unable to predict whether the demonstration project will result in large numbers of ESRD patients enrolling in managed care programs, or the impact of the enrollment of ESRD patients in managed care programs on the Company. The widespread introduction of managed care to dialysis services could result in a reduction in the rates of reimbursement for the Company's services, which could have a material adverse effect on the Company's revenue and net earnings.

GOVERNMENTAL REGULATION

  General

The Company's dialysis operations are subject to governmental regulations at federal, state and local levels. These regulations require the Company to meet various standards relating to, among other things, the management of facilities, personnel, maintenance of proper records, equipment and quality assurance programs. The dialysis centers are subject to periodic inspection by state agencies and other governmental authorities to determine if the premises, equipment, personnel and patient care meet applicable standards. To receive Medicare reimbursement, the Company's dialysis centers must be certified by HCFA. All of the Company's dialysis centers are so certified.

Any loss by the Company of its various federal certifications, its authorization to participate in the Medicare and Medicaid programs or its licenses under the laws of any state or other governmental authority from which a substantial portion of its revenue is derived or a change resulting from health care reform reducing dialysis reimbursement or reducing or eliminating coverage for dialysis services would have a material adverse effect on its business. The health care services industry will continue to be subject to intense regulation at the federal and state levels, the scope and effect of which cannot be predicted. No assurance can be given that the activities of the Company will not be reviewed and challenged or that health care reform will not result in a material adverse effect on the Company.

  Fraud and Abuse

The Company's dialysis operations are subject to the illegal remuneration provisions of the Social Security Act (sometimes referred to as the "anti-kickback" statute) and similar state laws that impose criminal and civil sanctions on persons who solicit, receive, offer to pay, or pay any remuneration, whether directly or indirectly, in return for referring a patient for treatment or the ordering or purchasing of items or services that are paid for in whole or in part by Medicare, Medicaid or similar state programs. Violations of the federal anti-kickback statute are punishable by criminal penalties, including imprisonment and fines, and by civil penalties, including exclusion of the provider from future participation in the Medicare and Medicaid programs, and civil monetary penalties, which can include assessment of $2,000 per improper claim for payment plus twice the amount of the claim. Although the federal anti-kickback statute expressly prohibits transactions that have traditionally had criminal implications, such as kickbacks, rebates or bribes for patient referrals, its language has not been limited to such obviously wrongful transactions. Certain court decisions state that, under certain circumstances, the statute is also violated when one of the purposes (as opposed to the "primary" or a "material" purpose) of a payment to a provider was to induce referrals. Proposed federal legislation that would extend the federal illegal remuneration laws to cover referrals of any patients regardless of payor source has been introduced from time to time.

The Federal government has published regulations that provide exceptions, or "safe harbors," for certain business transactions and arrangements.
Transactions and arrangements that are structured within these safe harbors will be deemed not to violate the illegal remuneration provisions. For a business arrangement to receive the protection of a relevant safe harbor, each and every element of the safe harbor must be satisfied. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the illegal remuneration statute, but may be subject to greater scrutiny by enforcement agencies. The Company seeks to structure its business transactions and arrangements with referring physicians within these safe harbors. The Company believes that, except in certain limited circumstances, the Company's agreements with its Physician Directors satisfy the safe harbor requirements. In addition, the Company believes that its lease arrangements with referring physicians materially satisfy all the relevant safe harbor requirements. The Company seeks to structure its various other business arrangements with physicians, including the issuance of stock to certain referring physicians in acquisitions, to satisfy as many safe harbor elements as possible under the circumstances. However, none of these other arrangements satisfies all elements of the relevant safe harbors.

The Company has never been challenged under the anti-kickback statutes and believes it complies in all material respects with these and all other applicable laws and regulations. The Company believes that the illegal remuneration provisions described above are primarily directed at abusive practices that increase the utilization and cost of services covered by governmentally funded programs. The dialysis services provided by the Company generally cannot, by their very nature, be over-utilized, because dialysis treatments are not elective and cannot be prescribed unless there is temporary or permanent kidney failure. Moreover, reimbursement rates for these services are fixed so the per treatment charges to the government cannot be increased. Nevertheless, because of the breadth of the statutory provisions and the absence of regulations or court decisions specifically addressing the arrangements by which the Company conducts its business, it is possible that certain of the Company's past or present contractual arrangements might be challenged. There can be no assurance that the Company will not be obligated to change its practices or that it will not experience a material adverse effect as a result of a review or challenge to its past or present practices under these statutory provisions.

As required by Medicare regulations, each of the Company's dialysis centers is supervised by a Physician Director who is a licensed physician. At some of its centers, the Company also contracts with physicians to serve as assistant Physician Directors. The compensation of the Physician Directors is fixed by written agreements with terms of at least one year and reflects competitive factors in their local markets, the Physician Director's professional qualifications, commitment and responsibilities and the size of the dialysis center. In all cases, the Physician Directors refer patients to the Company's centers; therefore, the federal anti-kickback statute may apply. Among the safe harbors from the anti-kickback statute, however, is one relevant to the Company's arrangements with its Physician Directors. That safe harbor, generally applicable to personal services and management contracts, sets forth six requirements. The Company believes that, except in cases where a facility is in transition from one Physician Director to another, or where the term of an agreement with a Physician Director has expired and a new agreement is in negotiation, which would not meet all of the requirements of the safe harbor, the Company's agreements with its Physician Directors satisfy the safe harbor requirements.

Certain of the Company's dialysis centers are leased from entities in which physicians who refer patients to the centers hold interests. Because of the referral of patients to the centers by these physicians, the federal anti-kickback statute may apply. The Federal government has promulgated a safe harbor relevant to such arrangements, generally applicable to space rentals.
The Company believes that these leases are in material compliance with the anti-kickback statute and that the leases satisfy in all material respects each of the elements of the space rental safe harbor.

Several states in which the Company operates dialysis centers have also enacted statutes prohibiting physicians from holding financial interests in various types of medical facilities to which they refer patients. The Company believes that it is in compliance with, or exempt from, all such applicable statutes.

  Stark I

Stark I restricts physician referrals for clinical laboratory services to any entity with which a physician or an immediate family member has a financial relationship, which includes an ownership or investment interest in, or compensation arrangement with, the entity. The entity is precluded from claiming payment for such services under the Medicare or Medicaid programs, is liable for the refund of amounts received pursuant to prohibited claims, can receive civil penalties of up to $15,000 per service and can be excluded from participation in the Medicare and Medicaid programs. Because of its broad language, Stark I may be interpreted by

HCFA to apply to the Company's operations. Regulations interpreting Stark I, however, have created an exception to its applicability for services furnished in a dialysis facility if payment for those services is included in the ESRD composite rate. The Company believes that it is in material compliance with the provisions of Stark I.

  Stark II

Stark II restricts physician referrals for certain designated health services to entities with which a physician or an immediate family member has a financial relationship. Any such entities are prohibited from claiming payment for such services under the Medicare or Medicaid programs, are liable for the refund of amounts received pursuant to prohibited claims, can receive civil penalties of up to $15,000 per service and can be excluded from participation in the Medicare and Medicaid programs. Stark II provisions that may be relevant to the Company became effective on January 1, 1995.

For purposes of Stark II, designated health services include: clinical laboratory services, radiology and other diagnostic services, durable medical equipment, parenteral and enteral nutrients, equipment and supplies, prosthetics and prosthetic devices, home health services, outpatient prescription drugs, and inpatient and outpatient hospital services. The Company believes that the language and legislative history of Stark II indicate that Congress did not intend to include dialysis services and the services and items provided incident to dialysis services within the Stark II prohibitions. However, the Company's provision of, or arrangement and assumption of financial responsibility for, outpatient prescription drugs, including EPO, clinical laboratory services, facility dialysis services and supplies, home dialysis supplies and equipment, and services to hospital inpatients and outpatients under its dialysis service agreements with hospitals include services and items that could be construed as designated health services within the meaning of Stark II. Although the Company does not bill Medicare or Medicaid for hospital inpatient and outpatient services, the Company's Physician Directors may request or establish a plan of care that includes dialysis services for hospital inpatients and outpatients that may be considered a referral to the Company within the meaning of Stark II.

A "financial relationship" under Stark II is defined as an ownership or investment interest in, or a compensation arrangement between, the physician and the entity. The Company has entered into compensation arrangements with its Physician Directors; some Physician Directors own stock in the Company; and certain of the Company's dialysis centers are leased from entities in which physicians who refer patients to the centers hold interests. Certain referring physicians from whom the Company has acquired dialysis facilities, as part or all of the consideration in such acquisitions, have acquired stock in the Company. The Company believes that the issuance of this stock to physicians is in material compliance with Stark II.

Because of its broad language, Stark II may be interpreted by HCFA to apply to the Company's operations. If Stark II was to be interpreted to apply to the Company it may require the Company to restructure certain existing compensation arrangements with its Physician Directors and to repurchase or to request the sale of the Company's securities held by referring physicians or, in the alternative, to refuse to accept referrals for designated health services from such physicians. The Company believes, but cannot assure, that if Stark II is interpreted to apply to the Company's operations, the Company will be able to bring its financial relationships with referring physicians into material compliance with the provisions of Stark II, including relevant exceptions. If the Company cannot achieve such material compliance, and Stark II is broadly interpreted by HCFA to apply to the Company, such applications of Stark II could have a material adverse effect on the Company.

Stark II includes certain exceptions. A personal services compensation arrangement is excepted from Stark II prohibitions if (i) the arrangement is set out in writing, signed by the parties, and specifies the services covered by the arrangement, (ii) the arrangement covers all of the services to be provided by the physician (or an immediate family member of such physician) to the entity,
(iii) the aggregate services contracted for do not exceed those that are reasonable and necessary for the legitimate business purposes of the arrangement, (iv) the term of the agreement is for at least one year, (v) the compensation to be paid over the term of the arrangement is set in advance, does not exceed fair market value, and is not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties, (vi) the services to be performed do not involve the counseling or promotion of a business arrangement or other activity that violates any state or federal law and (vii) the arrangement meets such other requirements that may be imposed pursuant to regulations promulgated by HCFA. The Company believes that its compensation arrangements with its Physician Directors materially satisfy the personal services exception to the Stark II prohibitions.

Payments made by a lessee to a lessor for the use of premises are excepted from Stark II prohibitions if (i) the lease is set out in writing, signed by the parties, and specifies the premises covered by the lease, (ii) the space rented or leased does not exceed that which is reasonable and necessary for the legitimate business purposes of the lease or rental and is used exclusively by the lessee when being used by the lessee, subject to certain permitted payments for common areas, (iii) the lease provides for a term of rental or lease of at least one year, (iv) the rental charges over the term of the lease are set in advance, are consistent with fair market value, and are not determined in a manner that takes into account the volume or value of any referrals or other business generated between the parties, (v) the lease would be commercially reasonable even if no referrals were made between the parties and (vi) the lease meets such other requirements that may be imposed pursuant to regulations promulgated by HCFA. The Company believes that its leases of premises from referring physicians materially satisfy the lease of premises exception to the Stark II prohibitions.

  Medicare

Because the Medicare program represents a substantial portion of the Federal budget, Congress takes action in almost every legislative session to modify the Medicare program for the purpose of reducing the amounts otherwise payable from the program to health care providers. Legislation or regulations may be enacted in the future that may significantly modify the ESRD program or substantially reduce the amount paid for the Company's services. Further, statutes or regulations may be adopted that impose additional requirements in order for the Company to be eligible to participate in the federal and state payment programs. Such new legislation or regulations may adversely affect the Company's operations.

  Other Regulations

In 1986, the U.S. Congress repealed the health planning provisions of the National Health Planning and Resources Development Act of 1974. This act called for states to establish certificate of need programs regulating the establishment or expansion of health care facilities, including dialysis facilities. Following repeal of the health planning provisions of such act, many states have curtailed or eliminated their certificate of need programs as they pertained to dialysis facilities, so that the establishment or expansion of a dialysis facility is no longer subject to certificate of need regulations in those states. In states in which the Company does business that still have certificate of need programs, the Company believes it is in compliance with all applicable requirements.

The Company's operations are subject to various state medical and hazardous waste disposal laws. Laws currently in effect do not classify most of the waste produced during the provision of dialysis services as hazardous, although disposal of non-hazardous medical waste is also subject to regulation. The Company incurs average monthly expenses of approximately $550 per center in disposing of both hazardous and non-hazardous medical waste.

OSHA regulations require employers of workers who are occupationally exposed to blood or other potentially infectious materials to provide those workers with certain prescribed protections against blood-borne pathogens. The regulatory requirements apply to all health care centers, including dialysis centers, and require employers to make the determination as to which employees may be exposed to blood or other potentially infectious materials and to have in effect a written exposure control plan. In addition, employers are required to provide hepatitis B vaccinations, personal protective equipment, infection control training, post-exposure evaluation and follow-up, waste disposal techniques and procedures, and engineering and work practice controls. Employers are also required to comply with certain record-keeping requirements.

Although the Company believes it complies in all respects with current applicable laws and regulations, the health care services industry will continue to be subject to substantial regulation at the federal and state levels, the scope and effect of which cannot be predicted by the Company. No assurance can be given that the Company's activities will not be reviewed or challenged by regulatory authorities.

COMPETITION

The dialysis industry is highly competitive, particularly in terms of acquisitions of existing dialysis facilities and developing relationships with referring physicians. Competition for qualified physicians to act as Physician Directors is also high. According to data published by HCFA, there were approximately 2,750 dialysis facilities in the United States at the end of 1995. The Company estimates that approximately 25% were owned by independent physicians, approximately 27% were hospital-based facilities, and approximately 48% were owned by the seven major multi-facility dialysis providers, including Renal Treatment Centers. There are also a number of health care providers that have entered or may decide to enter the dialysis business. Certain of the Company's competitors have substantially greater financial resources than the Company and may compete with the Company for acquisitions and development of facilities in markets targeted by the Company. There is no assurance that the Company can continue to compete effectively with such providers. Moreover, competition for acquisitions has increased the cost of acquiring existing dialysis facilities. While it occurs infrequently, the Company has also experienced competition from the establishment of a facility by a former Physician Director or referring physician.

A consideration in the patient's selection of a dialysis center is convenience of location. Some of the Company's centers are in urban areas where there are many competing facilities in close proximity. Most of the Company's other dialysis centers are in less densely populated areas and competing facilities are not as close. Other competitive factors include quality of care and service.

EMPLOYEES

As of December 31, 1996, the Company had approximately 2,080 full-time employees, including approximately 184 persons employed as the Company's corporate staff, and approximately 604 part-time employees. The Company currently has two collective bargaining agreements which relate to its dialysis centers in Hawaii. These agreements expire in January 1998 and October 1998 and cover approximately 95 employees. The Company considers its employee relations to be good. Physician Directors of dialysis centers are independent contractors, and not employees of the Company.

ITEM 2.   PROPERTIES:

The Company leases facilities for all but three of the Company-owned dialysis centers under individual leases that generally have terms of five to ten years, with certain leases having renewal options. The three remaining facilities are owned by the Company. Certain of the centers are leased from Physician Directors. The leased spaces range in size from approximately 1,200 to 15,900 square feet, with an approximate average size of 5,500 square feet. The Company's corporate headquarters currently includes approximately 41,536 square feet of leased office space. The headquarters, located in Berwyn, Pennsylvania, is leased for a term expiring in 2001.

Certain of the Company's centers are operating at or near capacity. However, the Company believes that expansion of some of these centers is possible. With respect to other centers, the Company believes that it can lease space at economically reasonable rates in the area of each of these centers. Expansion or relocation of Company centers would be subject to state review for compliance with conditions for participation in the ESRD program. In states requiring certificates of need, approval of a Company certificate of need application would also be necessary for expansion or relocation. The locations of the Company's dialysis centers and information regarding the general character of these centers is set forth in Item 1 of this 10-K under "Operations."

ITEM 3.   LEGAL PROCEEDINGS:

The Company is subject to claims and lawsuits in the ordinary course of business, including those arising from patient treatment for which the Company is covered by malpractice insurance. The Company does not believe that the ultimate resolution of pending proceedings will have a material adverse effect on the Company's results of operations, financial condition or liquidity.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matter was submitted to a vote of security holders during the fourth quarter of 1996, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

All executive officers of the Company are appointed by the Board of Directors. Certain information regarding these executive officers, including the date that each officer was first appointed to his or her present position, is set forth below. No executive officer was appointed as a result of any arrangement between him or her and any other person.

NAME                        AGE    POSITION
----                        ---    --------
Robert L. Mayer, Jr.....     50    President, Chief Executive Officer and Director
Frederick C. Jansen.....     60    Executive Vice President and Director
Barbara A. Bednar.......     48    Vice President and Chief Operating Officer of Dialysis Services
John Chambers...........     44    Vice President of Corporate Development
Ronald H. Rodgers, Jr...     33    Vice President of Finance and Chief Financial Officer
Mark A. Zawiski.........     42    Vice President of Reimbursement Programs and Managed Care
Thomas J. Karl..........     40    Vice President, Secretary and General Counsel

Robert L. Mayer, Jr., a founder of the Company, has served as President and Chief Executive Officer of the Company since the Company commenced operations in 1988. From 1983 to 1988, Mr. Mayer held positions as Vice President and President of Renal Care Centers Corp., a subsidiary of United Medical Corporation that provides dialysis services. Mr. Mayer is a past President and a former member of the Board of Directors of the National Renal Administrators Association.

Frederick C. Jansen, a founder of the Company, has served as a director of the Company and as the Company's Executive Vice President since the Company commenced operations in 1988. In addition, Mr. Jansen served as the Company's Chief Financial Officer, from 1988 through February 1997 and as the Company's Secretary from 1988 through May 1996. From 1987 to 1988, Mr. Jansen served as Vice President of Development of Renal Care Centers Corp.

Barbara A. Bednar has served as Vice President of Clinical Operations of the Company since December 1991 and Chief Operating Officer of Dialysis Services since September 1995, overseeing the administrative and clinical operations of the Company. From February 1989 through December 1991, Ms. Bednar served as the Company's Director of Clinical Services and Coordinator of Quality Assurance/Risk Management. From 1987 through January 1989, Ms. Bednar organized and conducted the clinical and financial functions of the University of Pennsylvania's outpatient dialysis facility. Prior to that time, Ms. Bednar worked as a certified nephrology nurse. She is a past President and a member of the Board of Directors of the American Nephrology Nurses' Association.

John Chambers has served as the Company's Vice President of Development since August 1993. From 1987 to August 1993, Mr. Chambers worked for CGH Medical, a division of Cobe Laboratories, Inc., and its predecessor, the Gambro Group, manufacturers of dialysis equipment and supplies. From September 1990 to August 1993, he was a regional sales manager. Prior to that time he served as an associate sales manager and a sales representative.

Ronald H. Rodgers, Jr. has served as the Company's Vice President of Finance since February 1993 and Chief Financial Officer since February 1997. From July 1986 to January 1993, Mr. Rodgers was employed by Coopers & Lybrand L.L.P. in several capacities including, from July 1991 to January 1993, as a general practice manager servicing health care clients. Mr. Rodgers is a certified public accountant.

Mark A. Zawiski has served as the Company's Vice President of Reimbursement Programs and Managed Care since March 1996. From 1981 to November 1995, Mr. Zawiski held the position of Administrator/Chief Executive Officer of Interamerican Dialysis Institute, Inc., a private multi-location dialysis provider in Miami, Florida. Mr. Zawiski has served as Treasurer and a member of the Board of Directors of the National Renal Administrators Association.

Thomas J. Karl has served as Vice President, Secretary and General Counsel of the Company since May 1996. Since October 1987, Mr. Karl has been an attorney at the law firm of Duane, Morris & Heckscher specializing in general corporate law, banking and commercial finance law and health care law. In January 1992, Mr. Karl became a partner in such firm, and he has remained a partner in Duane, Morris & Heckscher since commencing his employment with the Company.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDERS
         MATTERS:

Market for the Company's Common Stock

Since December 20, 1995, the Company's common stock has been traded on the New York Stock Exchange under the symbol RXT. Prior to December 20, 1995, the Company's common stock was traded on the Nasdaq National Market under the symbol RXTC. The following table sets forth, for the periods indicated, the high and low sales prices for the Company's common stock as quoted on the New York Stock Exchange and the Nasdaq National Market, as the case may be, and has been adjusted to give retroactive effect to the two-for-one stock split effected in the first quarter of 1996.

      QUARTER ENDED              HIGH        LOW
      -------------              -----       ---
      December 31, 1996         33 3/8      22 3/8
      September 30, 1996        34 3/8      24 3/8
      June 30, 1996             34 7/8      23 1/2
      March 31, 1996            27 5/8      18 3/4

      December 31, 1995         23 1/2      16 1/8
      September 30, 1995        18 5/8      11 1/4
      June 30, 1995             13 1/8      10 3/8
      March 31, 1995            13 1/4      10 1/2

As of March 14, 1997, the approximate number of registered shareholders was 6,334, including 134 stockholders of record and approximately 6,200 persons or entities holding common stock in nominee name.

Dividend Policy

The Company has not paid any cash dividends on its common stock. The Company intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends on its common stock in the foreseeable future. In addition, the Credit Agreement prohibits the payment of cash dividends during any fiscal year in excess of 15% of the consolidated net income of the Company for such fiscal year.

Sales of Unregistered Equity Securities

On December 16, 1996, the Company granted to Richard W. Johns, Liliana Barone and Miguel Curi (collectively, the "Optionees") options to purchase an aggregate of 30,000 shares of the Company's Common Stock as partial consideration for entering into a Purchase and Settlement Agreement dated December 16, 1996 (the "Settlement Agreement") among the Optionees, RTC Holdings, Inc., a subsidiary of the Company, and JBC S.A., an Argentine corporation affiliated with the Optionees. The Settlement Agreement, among other things, released RTC Holdings, Inc. from the obligation to issue shares of stock in RTC Holdings, S.A., a subsidiary of RTC Holdings, Inc., to JBC S.A. in consideration of JBC S.A.'s assistance in increasing the number of patients at the Company's dialysis centers in the Republic of Argentina. Under the terms of the options, each Optionee has the right to purchase 10,000 shares of the Company's Common Stock at a price of $23.50 per share. Each option remains exercisable until the earlier of December 16, 2006 or the expiration of one year from the date of the Optionee's death. The options were fully exercisable on the date of grant, December 16, 1996, with the exception of the options granted to Miguel Curi, which become exercisable upon the earlier of (i) the date on which the number of patients at the Company's dialysis centers in the Republic of Argentina exceeds 1,000 or (ii) January 1, 1998.

The options were issued in a private placement pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.   SELECTED FINANCIAL DATA:

The selected consolidated financial data presented below as of December 31, 1995 and 1996, and for the years ended December 31, 1994, 1995 and 1996, have been derived from the Company's audited consolidated financial statements and should be read in conjunction with such audited consolidated financial statements and notes thereto, which are included herein. The selected consolidated financial statements presented below as of December 31, 1992, 1993 and 1994, and for the years ended December 31, 1992 and 1993, have been derived from the Company's audited financial statements not included herein.

                                                                                        Year Ended December 31,
                                                                                        -----------------------
                                                                        1992         1993           1994         1995        1996
                                                                        ----         ----           ----         ----        ----
(dollars in thousands, except for per share data)
STATEMENT OF INCOME DATA:
Net patient revenue                                                 $ 54,041     $ 73,043      $ 115,457     $164,568    $235,397
Operating costs and expenses:
  Patient care costs                                                  27,854       37,172         57,096       79,451     114,804
  General and administrative                                          16,083       20,756         32,622       41,382      58,472
  Provision for doubtful accounts                                        967        1,551          3,121        4,761       6,621
  Depreciation and amortization                                        3,123        4,145          7,603       12,066      17,077
  Merger expenses                                                          -            -              -        2,088       2,808
Income from operations                                                 6,014        9,419         15,015       24,820      35,615
Interest, net                                                          1,433        1,536            648        2,557       4,384
Income before income taxes                                             4,581        7,883         14,367       22,263      31,231
Provision for income taxes                                             1,052        2,102          4,316        7,632      11,941
Net income                                                          $  3,529     $  5,781      $  10,051     $ 14,631    $ 19,290

Pro forma net income per common
  and common stock equivalent (1)                                                   $0.36

Pro forma weighted average shares used in
  computing net income per common and common
  stock equivalents (1)                                                        16,063,639
Primary net income per common and
  common stock equivalent                                                                          $0.47        $0.65       $0.77
Weighted average common and common stock
  equivalents outstanding                                                                     21,161,243   22,412,733  25,067,900


OTHER DATA:
Ratio of earnings to fixed charges (2)                                 2.16x         4.19x         6.59x        5.74x       4.55x


                                                                                        As of December 31,
                                                                                        ------------------
                                                                        1992          1993          1994         1995        1996
                                                                        ----          ----          ----         ----        ----
(dollars in thousands)
BALANCE SHEET DATA:
Working capital                                                      $  3,960      $ 13,709      $ 27,947     $ 43,380    $ 94,284
Intangible assets, net                                                 16,892        28,934        79,238       86,362     130,645
Total assets                                                           37,035        60,007       140,523      174,868     302,720
Total long-term debt                                                   12,389        18,070        28,744       42,576     130,574
Total liabilities                                                      25,028        29,349        47,894       64,510     165,979
Cumulative redeemable preferred stock                                   9,528             -             -            -           -
Total stockholders' equity                                           $  2,478      $ 30,658      $ 92,628     $110,358    $136,741

(1) Pro forma net income is computed by adjusting net income to reflect the reduction in interest expense (net of tax effect) related to the payment of certain indebtedness with initial public offering proceeds. Pro forma net income per common share is computed based upon the weighted average number of shares of common stock and common stock equivalents and including the number of shares of common stock issued upon the conversion of preferred stock and exercise of common stock warrants, and 3,700,000 shares issued in connection with the Company's initial public offering as if such shares were issued or converted as of January 1, 1993. The proceeds from the issuance of 3,700,000 shares were utilized to redeem Series A preferred stock, pay Series B preferred stock dividends, and to pay down certain indebtedness.

(2) The ratios of earnings to fixed charges were calculated by dividing the sum of income before income taxes and fixed charges by fixed charges. Fixed charges consist of interest expense, amortization of deferred debt issuance costs and the portion of rent expense deemed to be representative of an interest factor. Fixed charges for the year ended December 31, 1992 also include the amount of pre-tax earnings required to cover preferred stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

GENERAL
Net Patient Revenue.

Net patient revenue is derived from two sources: (1) in-center dialysis and home dialysis services and supplies and (2) dialysis services provided to hospitalized patients pursuant to agreements with hospitals. The Company's in-center and home dialysis services are primarily paid for under the Medicare ESRD program in accordance with rates established by HCFA. Additional payments are provided by other third party payors, particularly during the first 18 months of treatment, generally at higher rates than the rates reimbursed by Medicare. Rates paid for services provided to hospitalized patients are negotiated with individual hospitals and are generally higher than the rates reimbursed by Medicare. Because dialysis is an ongoing, life-sustaining therapy used to treat a chronic condition, utilization of the Company's services is generally predictable. For the year ended December 31, 1996, each of the Company's chronic dialysis patients received an average of 156 non-discretionary treatments. Average net revenue per treatment for the Company's in-center and home patients was approximately $217.67 for the year ended December 31, 1996, including ancillary items such as Erythropoietin ("EPO") and other drugs, as compared to $206.68 for the year ended December 31, 1995, an increase of 5.3%. For the year ended December 31, 1996, the Company's average net revenue per treatment for all patients, including patients treated pursuant to acute care agreements with hospitals, was approximately $220.44, as compared to $209.15 for the year ended December 31, 1995, an increase of 5.4%. Unless the patient moves to another dialysis facility, receives a kidney transplant or dies, the revenue generated per patient per year can be estimated with reasonable accuracy.

Medicare and Medicaid Reimbursement.
The Company derived approximately 72.6%, 68.4% and 62.3% of its net patient revenue from the Medicare and Medicaid programs in 1994, 1995 and 1996, respectively. The Company anticipates that it will continue to be substantially dependent upon revenue derived from Medicare. The reimbursement rate for ESRD services and ancillary items such as EPO are subject to change from time to time, and the Company's operations are subject to substantial governmental regulation.

The Group.
On July 23, 1996, Renal Treatment Centers consummated its acquisition of two dialysis centers from Panama City Artificial Kidney Center, Inc. and North Florida Artificial Kidney Center, Inc. (collectively "the Group"). Both of the dialysis centers are located in Florida. The acquisition was structured as a merger of the acquired companies with and into a wholly-owned subsidiary of the Company. For accounting purposes, the acquisition of the Group has been treated as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements, management's discussion and analysis, selected consolidated financial and operating data and consolidated quarterly data included in this discussion and analysis give retroactive effect to the merger with the Group and include the combined operations of the Company and the Group for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

IMS and MDU.
In February 1996, the Company completed the mergers of Intercontinental Medical Services, Inc. ("IMS"), which operated four dialysis centers in Hawaii, and Midwest Dialysis Unit and its affiliates ("MDU"), which operated eleven dialysis centers in Oklahoma, with and into wholly-owned subsidiaries of the Company. For accounting purposes, the acquisitions were treated as poolings-of-interests. Accordingly, the accompanying consolidated financial statements, management's discussion and analysis, selected consolidated financial and operating data and consolidated quarterly data included in this discussion and analysis include the combined operations of the Company and IMS and MDU as of January 1, 1996. Financial information for prior years has not been restated because the impact on the Company's financial statements of these transactions is not material.

The Wichita Companies.
On July 25, 1995, with an effective date of August 1, 1995, the Company completed the merger of Wichita Dialysis Center, P.A., Southeast Kansas Dialysis Center, P.A., Garden City Dialysis Center, P.A. and Wichita Dialysis Center, East, P.A. (collectively "the Wichita Companies") with and into a wholly-owned subsidiary of the Company. The Wichita Companies operated four dialysis facilities in Kansas and owned a 50% interest in another dialysis facility in Kansas. For accounting purposes, the acquisition was treated as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements, management's discussion and analysis, selected consolidated financial and operating data and consolidated quarterly data included in this discussion and analysis give retroactive effect to the merger and include the combined operations of the Company and the Wichita Companies for all periods presented.

HCC Merger.
On March 6, 1995, the Company completed a series of merger transactions with Healthcare Corporation and its affiliates (collectively "HCC") with and into a wholly-owned subsidiary of the Company. At the time of the mergers, HCC operated 13 dialysis facilities located in four states and the District of Columbia. For accounting purposes, the acquisition was treated as a pooling-of-interests. Accordingly, the accompanying consolidated financial statements, management's discussion and analysis, selected consolidated financial and operating data and consolidated quarterly data included in this discussion and analysis give retroactive effect to the merger and include the combined operations of the Company and HCC for all periods presented.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of net patient revenue and the period-to-period percentage changes in such information.

                                                        Percentage of                   Period-to-Period
                                                     Net Patient Revenue                Percentage Change
                                                   Year ended December 31,           Year ended December 31,
                                                   -----------------------           ----------------------
                                               1994        1995          1996      1995 v 1994     1996 v 1995
--------------------------------------------------------------------------------------------------------------------
Net patient revenue                           100.0%       100.0%       100.0%        42.5%             43.0%
Patient care costs                             49.5%        48.3%        48.8%        39.2%             44.5%
General and administrative expense             28.3%        25.1%        24.8%        26.9%             41.3%
Provision for doubtful accounts                 2.7%         2.9%         2.8%        52.5%             39.1%
Depreciation and amortization expense           6.6%         7.3%         7.3%        58.7%             41.5%
Merger expenses                                   -          1.3%         1.2%           -              34.5%
Income from operations                         13.0%        15.1%        15.1%        65.3%             43.5%
Interest expense                                1.0%         1.6%         2.7%       125.5%            134.5%
Interest income                                (0.5%)       (0.1%)       (0.8%)      (71.9%)          1168.3%
Income before income taxes                     12.4%        13.5%        13.3%        55.0%             40.3%
Provision for income taxes                      3.7%         4.6%         5.1%        76.8%             56.5%
Net income                                      8.7%         8.9%         8.2%        45.6%             31.8%

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995
Net Patient Revenue.
Net patient revenue for the year ended December 31, 1996 was $235,396,566 as compared to $164,568,392 for the same period in 1995, representing an increase of 43.0%. Of this increase, $5,013,999, or 7.1%, was attributable to the revenue generated from the operations of nine centers and certain acute care agreements acquired in four separate purchase transactions from March through December 1995; and $42,692,781, or 60.3%, was attributable to the acquisition of various facilities and the development of new dialysis centers ("de novo" developments) completed from January through September 1996. Of the $23,121,394 increase remaining, $11,690,859 was attributable to an increase in same-center treatments and $11,430,535 was attributable to an increase in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

the average same-center revenue per treatment, which, in turn, was due to an increase in the administration of EPO and other ancillary services and an improvement in the Company's third party payor mix.

Patient Care Costs.
Patient care costs increased 44.5% to $114,803,209 for the year ended December 31, 1996 from $79,451,490 for the same period in 1995. This increase was primarily attributable to the various centers acquired from October 1995 through September 1996. As a percentage of net patient revenue, patient care costs increased to 48.8% for the year ended December 31, 1996 from 48.3% for the same period in 1995. This increase was primarily related to the additional costs related to the increased administration of EPO and other ancillary services.

General and Administrative Expense.
General and administrative expense increased 41.3% to $58,471,984 for the year ended December 31, 1996 from $41,381,899 for the same period in 1995. This increase was due to the acquisitions completed from October 1995 through September 1996. General and administrative expense decreased as a percentage of net patient revenue to 24.8% for the year ended December 31, 1996 as compared to 25.1% in 1995. This decrease as a percentage of net patient revenue was attributable to the Company's ability to maintain certain costs by improved utilization of the Company's corporate office to support acquired facilities, while increasing net revenues through acquisitions, internal growth and de novo developments.

Provision for Doubtful Accounts.
Provision for doubtful accounts increased 39.1% to $6,621,122 for the year ended December 31, 1996 from $4,760,678 for the same period in 1995. This increase was a result of the additional net patient revenue generated from the acquisitions that occurred in 1996. As a percentage of net patient revenue, the provision for doubtful accounts has remained consistent at 2.8% for the year ended December 31, 1996 as compared to 2.9% for the same period in 1995.

Depreciation and Amortization Expense.
Depreciation and amortization expense increased 41.5% to $17,076,827 for the year ended December 31, 1996 from $12,066,461 for the same period in 1995. The increase in expense was attributable to the acquisitions completed between October 1995 and September 1996, as well as the $16.3 million of capital expenditures made in 1996. As a percentage of net patient revenue, depreciation and amortization expense remained consistent at 7.3% for the years ending December 31, 1996 and 1995.

Merger Expenses.
Merger expenses increased 34.5% to $2,808,247 for the year ended December 31, 1996 from $2,087,542 for the same period in 1995. For the year ending December 31, 1995, the merger expenses represented expenses incurred in connection with the mergers with HCC and the Wichita Companies, which were completed on March 6, 1995 and August 1, 1995, respectively, and were accounted for under the pooling-of-interests method of accounting. For the year ending December 31, 1996, merger expenses were incurred in connection with the mergers with IMS, MDU and the Group, which were completed on February 20, 1996, February 29, 1996 and July 23, 1996, respectively, and were accounted for under the pooling-of-interests method of accounting. Merger expenses include investment banking, legal, accounting and other fees and expenses.

Income from Operations.
Income from operations increased 43.5% to $35,615,177 for the year ended December 31, 1996 from $24,820,322 for the same period in 1995. The increase was due to the increase in net revenues from acquired businesses and same-center growth, which was greater than the increases in patient care costs, general and administrative expense and depreciation and amortization expense from such acquired businesses.

Interest Expense.
Interest expense was $6,364,556 for the year ended December 31, 1996 as compared to interest expense of $2,713,599 for the same period in 1995. The increase in interest expense was attributable to the additional borrowings for the funding of acquisitions that were completed in 1995 and 1996 that remained outstanding through June 12, 1996 (at which time all amounts outstanding were repaid), as well as the additional interest expense incurred as a result of the issuance by the Company of $125,000,000 principal amount of 5 5/8% Convertible Subordinated Notes due 2006 ("the Notes") on June 12, 1996.

Interest Income.
Interest income was $1,980,513 for the year ended December 31, 1996 as compared to interest income of $156,150 for the same period in 1995. The increase in interest income is due to the interest income earned on proceeds remaining from the offering of the Notes after a portion of these proceeds were used to repay all amounts then outstanding under the Credit Agreement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

Provision for Income Taxes.
Provision for income taxes increased 56.5% to $11,940,869 for the year ended December 31, 1996 from $7,632,069 for the same period in 1995. For the year ended December 31, 1996, the Company's effective tax rate was 38.2%, compared to an effective tax rate of 34.3% during the same period in 1995. The increase in the effective rate was primarily attributable to a decrease in income derived from S corporations acquired in pooling transactions in 1996 as compared to 1995. In addition, the Company recorded a one-time tax benefit of $325,000 in the first quarter of 1995 as a result of the merger with HCC offset by a one-time tax charge of $540,000 related to the merger with the Wichita Companies recorded in the third quarter of 1995. For the year ended December 31, 1996, the Company incurred a one-time tax charge of $85,350 related to the merger with MDU recorded in the first quarter of 1996 as well as a one-time tax charge of $300,000 related to the merger with the Group recorded in the third quarter of 1996. Refer to notes 2, 3 and 7 to the consolidated financial statements included herein.

Net Income.
Net income increased 31.8% to $19,290,265 for the year ended December 31, 1996 from $14,630,804 for the same period in 1995. The increase was due to each of the items discussed above.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994
Net Patient Revenue.
Net patient revenue for the year ended December 31, 1995 was $164,568,392 as compared to $115,456,744 for the same period in 1994, representing an increase of 42.5%. Of this increase, $6,178,946, or 12.6%, was attributable to the revenue generated from the operations of eight centers and certain acute care agreements acquired in three separate purchase transactions from March through December 1995; and $25,442,934, or 51.8%, was attributable to the revenue generated from the operations of various centers and acute care agreements acquired in six separate purchase transactions from June 1994 through December 1994. Of the approximately $17,490,000 remaining, approximately $13,016,000 was attributable to an increase in same-center treatments and approximately $4,474,000 was attributable to an increase in the average same-center revenue per treatment, which, in turn, was due to an increase in the administration of EPO and other ancillary revenue items and an improvement in the Company's third party payor mix.

Patient Care Costs.
Patient care costs increased 39.2% to $79,451,490 for the year ended December 31, 1995 from $57,095,740 for the same period in 1994. This increase was primarily attributable to the various centers acquired from June 1994 through October 1995. However, as a percentage of net patient revenue, patient care costs decreased to 48.3% for the year ended December 31, 1995 from 49.5% for the same period in 1994. This decrease was primarily related to the increase in net revenue per treatment while costs remained relatively constant on a per treatment basis.

General and Administrative Expense.
General and administrative expense for the year ended December 31, 1995 increased 26.9% to $41,381,899 from $32,621,992 for the same period in 1994. This increase was due to the acquisitions completed from June 1994 through October 1995. General and administrative expense as a percentage of net patient revenue decreased to 25.1% for the year ended December 31, 1995 as compared to 28.3% for the same period in 1994. This decrease was primarily due to the Company's ability to maintain certain costs by improved utilization of the Company's corporate office to support acquired facilities. In addition, this decrease was attributable to the increase in net revenue per treatment in 1995.

Provision for Doubtful Accounts.
Provision for doubtful accounts increased $1,639,661, or 52.5%, to $4,760,678 for the year ended December 31, 1995 from $3,121,017 for the same period in 1994. This increase was principally a result of the additional net patient revenue generated from acquisitions that occurred in 1995. As a percentage of net patient revenue, the provision for doubtful accounts increased to 2.9% for the year ended December 31, 1995 from 2.7% for the same period in 1994.

Depreciation and Amortization Expense.
Depreciation and amortization expense increased 58.7% to $12,066,461 for the year ended December 31, 1995 from $7,602,959 for the same period in 1994. As a percentage of net patient revenue, depreciation and amortization expense increased to 7.3% for the year ended December 31, 1995 from 6.6% for the same period in 1994. The increases were due to the acquisitions noted from June 1994 through December 1995 and $7.9 million of capital expenditures completed during 1995.

Merger Expenses.
Merger expenses represent expenses incurred in connection with the mergers with HCC and the Wichita Companies, which were completed on March 6, 1995 and August 1, 1995, respectively, and were accounted for under the pooling-of-interests method of accounting. These expenses included investment banking, legal, accounting and other fees and expenses. There were no pooling-of-interests transactions in 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

Income from Operations.
Income from operations increased 65.3% to $24,820,322 for the year ended December 31, 1995 from $15,015,036 for the same period in 1994. The increase was due to the increase in net revenues from acquired businesses and same-center growth, which was greater than the increases in patient care costs, general and administrative expense and depreciation and amortization expense related to such acquired businesses.

Interest Expense.
Interest expense increased 125.5% to $2,713,599 for the year ended December 31, 1995 from $1,203,617 for the same period in 1994. The increase in interest expense was attributable to the additional borrowings for the funding of acquisitions that were completed in 1994 and 1995 that remained outstanding throughout 1995.

Interest Income.
Interest income was $156,150 for the year ended December 31, 1995 as compared to interest income of $555,515 for the same period in 1994. This decrease in interest income resulted from the decrease in the average value of investments held by the Company during 1995 when compared to 1994, as the Company used its investments to fund certain acquisitions in 1995.

Provision for Income Taxes.
Provision for income taxes increased to $7,632,069 for the year ended December 31, 1995 from $4,316,014 for the same period in 1994. For the year ended December 31, 1995, the Company's effective tax rate was 34.3% compared to an effective tax rate of 30.0% in the same period in 1994. The increase in the effective rate represents an overall increase in items not deductible for tax purposes and a decrease in income derived from S corporations in 1995 as compared to 1994. Refer to notes 2, 3, and 7 to the consolidated financial statements included herein.

Net Income.
Net income increased 45.6% to $14,630,804 for the year ended December 31, 1995 from $10,050,920 for the same period in 1994. The increase was due to each of the items discussed above.

QUARTERLY RESULTS

The following table presents selected unaudited quarterly operating results for the Company for the eight quarters in the years ended December 31, 1995 and 1996. The Company believes that the following information includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. Although the Company's revenues are not seasonal in nature, quarterly revenues and profitability may be affected by other factors, including quarterly variations in treatments performed, due to varying operating days by quarter.

                                                1995                                        1996
---------------------------------------------------------------------------------------------------------------------
                                 Q1         Q2         Q3         Q4         Q1         Q2         Q3         Q4
-----------------------------------------------------------------------------------------------------------------------
                                          (dollars in thousands, except per share data)
Net patient revenue           $37,749    $40,067    $41,996    $44,756    $50,550    $55,583    $63,115    $66,149
Operating costs
   and expenses                29,702     30,865     31,590     33,436     39,210     42,214     48,272     50,201
Depreciation and
   amortization expense         2,733      2,909      3,033      3,392      3,572      4,073      4,730      4,702
Merger expenses                 1,588        ---        500        ---      1,708        ---      1,100        ---
Income from operations          3,726      6,293      6,874      7,927      6,060      9,296      9,013     11,246
Net income                      2,503      3,874      3,546      4,708      3,293      5,317      4,481      6,199
Net income available to
   common stockholders          2,578      3,946      3,614      4,776      3,361      5,380      4,534      6,252
Primary:
   Weighted average common
   and common stock
   equivalents outstanding     22,014     22,105     22,865     22,836     24,761     25,066     25,235     25,221
Net income per share            $0.11      $0.18      $0.16      $0.21      $0.13      $0.21      $0.18      $0.25

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

LIQUIDITY AND CAPITAL RESOURCES
The Company requires capital for the acquisition of dialysis centers, for the expansion of operations of its existing dialysis centers, including the replacement of equipment and addition of leasehold improvements, for the integration of new centers into its system of existing dialysis services and for meeting working capital requirements. Expenditures for acquisitions were approximately $50.3 million, $11.6 million and $40.8 million for the years ended December 31, 1994, 1995 and 1996, respectively. Capital expenditures were approximately $5.2 million, $7.9 million and $16.3 million for the years ended December 31, 1994, 1995 and 1996, respectively. The increase in capital expenditures during 1996 resulted from the expansion of various existing dialysis centers to support internal growth as well as the normal replacement of equipment. Cash from operations before investing and financing activities was approximately $4.3 million, $12.6 million and $12.5 million for the years ended December 31, 1994, 1995 and 1996, respectively. The principal sources of the Company's liquidity have been sales of debt and equity securities, bank and other lines of credit and operating cash flow.

Capital expenditures of approximately $25.0 million, primarily for equipment replacement and expansion of existing dialysis facilities, are planned in 1997. The Company expects that such capital expenditures will be funded with cash provided by operating activities and available lines of credit. The Company believes that capital resources available to it will be sufficient to meet the needs of its business, both on a short and long-term basis.

The Company's Credit Agreement provides for a $100,000,000 revolving credit/term facility available to fund acquisitions and general working capital requirements, of which no amounts and $33,675,000 were outstanding as of December 31, 1996 and December 31, 1995, respectively. Prior to the amendment of the Credit Agreement on June 5, 1996, the Credit Agreement also provided for a term loan payable in quarterly installments, of which $3,750,000 was outstanding as of December 31, 1995. On June 5, 1996, the Credit Agreement was amended to increase the amount available under the line of credit from $68,125,000 to $100,000,000 and to make certain other changes to the terms of the Credit Agreement, including amendments to certain covenants, the amortization schedule, the interest rates and the events of default. In connection with this amendment, the $3,125,000 principal amount outstanding under the term loan as of June 5, 1996 was repaid through borrowings under the line of credit. The line of credit converts into a term loan in September 1999 that is payable in 16 equal quarterly installments commencing December 1999 through September 2003. Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the agent bank's base rate plus 0.25% if the ratio of the Company's senior debt to annualized cash flow (the "Applicable Margin") is not less than
2.25 to 1, payable on a quarterly basis or (ii) a one-, two-, three-, or six-month period LIBOR rate plus 0.75% to 1.75% depending upon the Applicable Margin, payable at maturity. The weighted average interest rate of all loans outstanding at December 31, 1995 was 7.4%. Loans under the Credit Agreement are collateralized by the pledge of all the stock of the Company's subsidiaries and the assignment of all intercompany notes.

The Company has historically expended the majority of its capital resources to implement its growth strategy and the Company intends to pursue a strategy of growth through the acquisition and development of dialysis centers. Management estimates that the development of a new center, depending on its size, requires approximately $500,000 to $1,000,000 for construction costs and the purchase of certain furniture and equipment (leasing certain of the assets can decrease initial cash outflow) and approximately $75,000 to $150,000 in working capital. Acquisition of a dialysis center with an existing patient base typically requires more capital investment, but each investment varies based on relative size and other factors. No assurance can be given that the Company will be successful in implementing its growth strategy or that adequate sources of capital will be available on terms acceptable to the Company to pursue its growth strategy in the future.

IMPACT OF INFLATION
A substantial portion of the Company's revenue is subject to reimbursement rates which are regulated by the federal government and do not automatically adjust for inflation. These reimbursement rates are adjusted periodically based on certain factors, including legislation, executive and congressional budget reduction and control processes, inflation and costs incurred in rendering the services, but in the past have had little relationship to the actual cost of doing business.

The Company can increase the amounts it bills only for those services provided by its dialysis business that are not subject to the Medicare composite rate. Increased operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in reimbursement rates, may adversely affect the Company's earnings in the future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED):

NEW ACCOUNTING PRONOUNCEMENTS
In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. This statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. This statement requires restatement of all prior-period EPS data presented. The Company is currently evaluating the impact, if any, adoption of SFAS No. 128 will have on its financial statements.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
With the exception of historical matters, the matters discussed in this discussion and analysis are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, without limitation, statements under "Liquidity and Capital Resources" relating to the Company's planned capital expenditures for 1997 and management's estimates of the costs of developing new dialysis centers. The Company wishes to caution readers that the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements:

     . Reductions in Medicare composite rates for dialysis treatments and reimbursement rates for EPO, an interruption of the supply of EPO, reductions in Medicaid reimbursement rates for dialysis treatments and reductions in commercial reimbursement rates.

     . Challenges to the Company's practices under applicable health care laws or unanticipated changes in health care programs.

     . The inability to obtain necessary financing on favorable terms for the Company's growth strategy.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                                     Index



               Page
               ----

Report of Independent Accountants...............................................     F-1
Reports of Other Independent Accountants
     Relied Upon by Independent Accountants.....................................  F-2 - F-3
Financial Statements:
     Consolidated Balance Sheets at December 31, 1995 and 1996..................     F-4
     Consolidated Statements of Income for the years ended
          December 31, 1994, 1995 and 1996......................................     F-5
     Consolidated Statements of Stockholders' Equity for the
          years ended December 31, 1994, 1995 and 1996..........................     F-6
     Consolidated Statements of Cash Flows for the years ended
          December 31, 1994, 1995 and 1996......................................     F-7
     Notes to Consolidated Financial Statements.................................  F-8 - F-18

Financial Statement Schedules:

II.  Valuation and Qualifying Accounts,
     for the years ended December 31, 1996,
     1995 and 1994..............................................................     F-19

REPORT OF INDEPENDENT ACCOUNTANTS


Stockholders and Board of Directors
Renal Treatment Centers, Inc.
Berwyn, Pennsylvania

We have audited the accompanying consolidated balance sheets of Renal Treatment Centers, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index on page 23 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Wichita Dialysis Group and Healthcare Corporation and Affiliates for the year ended December 31, 1994. Such Companies were acquired by the Company in business combinations which have both been accounted for using the pooling of interests method of accounting, as described in Note 3 to the financial statements. The financial statements for the Companies reflect 22 percent of total consolidated net patient revenue for the year ended December 31, 1994. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Wichita Dialysis Group and Healthcare Corporation and Affiliates, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Renal Treatment Centers, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information required to be included therein.


COOPERS & LYBRAND L.L.P.


600 Lee Road
Wayne, Pennsylvania
February 7, 1997

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Healthcare Corporation and Affiliates
Nashville, Tennessee

We have audited the accompanying combined statements of income, stockholder's equity and cash flows for the year ended December 31, 1994 of Healthcare Corporation and Affiliates (the "Company"). These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.


/s/DELOITTE & TOUCHE LLP
------------------------
DELOITTE & TOUCHE LLP

Nashville, Tennessee
March 31, 1995

                        Independent Accountants' Report
                        -------------------------------

The Shareholders
Wichita Dialysis Group
Wichita, Kansas

     We have audited the accompanying combined balance sheets of WICHITA DIALYSIS GROUP as of December 31, 1993 and 1994, and the related combined statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of WICHITA DIALYSIS GROUP as of December 31, 1993 and 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


/s/Baird, Kurtz & Dobson
------------------------
Baird, Kurtz & Dobson

July 14, 1995, except for Note 9 as to which the date is July 24, 1995 Wichita, Kansas

                Renal Treatment Centers, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1995 and 1996

                                                                                      1995           1996
-------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                                                           $  8,231,421   $  1,445,798
   Investments                                                                               -     41,202,123
   Accounts receivable, net of allowance for
      doubtful accounts of $3,503,744 in 1995 and $4,233,552 in 1996                51,996,618     79,138,388
   Inventories                                                                       2,869,019      4,388,290
   Deferred taxes                                                                      819,835        765,145
   Prepaid expenses and other current assets                                         1,396,893      2,749,497
-------------------------------------------------------------------------------------------------------------
       Total current assets                                                         65,313,786    129,689,241
-------------------------------------------------------------------------------------------------------------
Property and equipment (net of accumulated depreciation of $10,746,557 in 1995
   and $19,691,015 in 1996)                                                         21,442,421     39,578,245
Intangibles (net of accumulated amortization of $22,263,385 in 1995 and
   $32,934,871 in 1996)                                                             86,362,275    130,645,378
Deferred taxes, non-current                                                          1,749,754      2,807,064
-------------------------------------------------------------------------------------------------------------
      Total assets                                                                $174,868,236   $302,719,928
=============================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                              $  4,766,262   $ 12,369,365
   Accounts payable                                                                  4,495,087     11,341,983
   Accrued compensation                                                              2,790,121      3,838,502
   Accrued expenses                                                                  6,576,600      4,051,614
   Accrued income taxes                                                              2,218,692        164,535
   Accrued interest                                                                  1,087,415      3,638,874
-------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                     21,934,177     35,404,873
-------------------------------------------------------------------------------------------------------------
Long-term debt, net                                                                 42,576,100    130,573,685
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized: none issued
   Common stock, $.01 par value, 45,000,000 shares authorized:  issued and
      outstanding 22,209,689 shares in 1995 and 24,430,256 shares in 1996              222,097        244,303
Additional paid-in capital                                                          83,257,068     87,890,138
Retained earnings                                                                   27,272,870     49,001,005
-------------------------------------------------------------------------------------------------------------
                                                                                   110,752,035    137,135,446
 Less treasury stock, 37,202 shares in 1995 and 1996, at cost                         (394,076)      (394,076)
-------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                   110,357,959    136,741,370
-------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                  $174,868,236   $302,719,928
=============================================================================================================


         See accompanying notes to consolidated financial statements.

                Renal Treatment Centers, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
             for the years ended December 31, 1994, 1995 and 1996

                                                                1994            1995          1996
-------------------------------------------------------------------------------------------------------------
Net patient revenue                                          $115,456,744   $164,568,392   $235,396,566
Patient care costs                                             57,095,740     79,451,490    114,803,209
-------------------------------------------------------------------------------------------------------------
Operating profit                                               58,361,004     85,116,902    120,593,357

General and administrative expense                             32,621,992     41,381,899     58,471,984
Provision for doubtful accounts                                 3,121,017      4,760,678      6,621,122
Depreciation and amortization expense                           7,602,959     12,066,461     17,076,827
Merger expenses                                                         -      2,087,542      2,808,247
-------------------------------------------------------------------------------------------------------------
Income from operations                                         15,015,036     24,820,322     35,615,177

Interest expense                                                1,203,617      2,713,599      6,364,556
Interest income                                                  (555,515)      (156,150)    (1,980,513)
-------------------------------------------------------------------------------------------------------------
Income before income taxes                                     14,366,934     22,262,873     31,231,134

Provision for income taxes                                      4,316,014      7,632,069     11,940,869
-------------------------------------------------------------------------------------------------------------
Net income                                                   $ 10,050,920   $ 14,630,804   $ 19,290,265
=============================================================================================================

Primary per share data:
     Net income per common and common stock
      equivalent                                                    $0.47          $0.65          $0.77

     Weighted average common and common stock
      equivalents                                              21,161,243     22,412,733     25,067,900

         See accompanying notes to consolidated financial statements.

                Renal Treatment Centers, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             for the years ended December 31, 1994, 1995 and 1996


                                                             Additional
                                          COMMON STOCK         Paid-in      Retained                  TREASURY STOCK
                                          ------------                                                --------------
                                     Shares         Amount     Capital      Earnings          Shares        Amount      Total
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1993          16,128,053      $161,281  $25,143,047  $ 5,563,576                -           -   $ 30,867,904
   Issuance of common stock in
      stock offering                 4,789,000        47,890   51,053,601                                               51,101,491
   Exercise of common stock
    options                            356,760         3,568      312,230                                                  315,798
   Issuance of common stock in
      connection with purchase of
       businesses                      175,216         1,752    1,810,748                                                1,812,500
   Acquisition of treasury stock                                                                 (4,342)  $ (47,219)       (47,219)
   Dividend distribution                                                    (1,473,100)                                 (1,473,100)

   Net income                                                               10,050,920                                  10,050,920

----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994          21,449,029       214,491   78,319,626   14,141,396           (4,342)    (47,219)    92,628,294
   Exercise of common stock
    options                            458,016         4,580    1,297,692                                                1,302,272
   Issuance of common stock in
    connection with purchase
    of businesses                      252,122         2,521    3,117,226                                                3,119,747
   Issuance of common stock to
    repay debt                          50,522           505      522,524                                                  523,029
   Acquisition of treasury stock                                                                (32,860)   (346,857)      (346,857)

   Dividend distribution                                                    (1,499,331)                                 (1,499,331)

   Net income                                                               14,630,804                                  14,630,804
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995          22,209,689       222,097   83,257,068   27,272,870          (37,202)   (394,076)   110,357,959
   Exercise of common stock
    options                            263,531         2,635    3,071,113                                                3,073,748
   Issuance of common stock in
    connection with mergers          1,814,632        18,146       89,137    3,096,370                                   3,203,653
   Issuance of common stock to
    repay debt                         142,404         1,424    1,472,820                                                1,474,244
   Dividend distribution                                                      (658,500)                                   (658,500)

   Net income                                                               19,290,265                                  19,290,265
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996        24,430,256      $244,303  $87,890,138  $49,001,005          (37,202)  $(394,076)  $136,741,370
==================================================================================================================================

         See accompanying notes to consolidated financial statements.

                Renal Treatment Centers, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1994, 1995 and 1996

                                                               1994           1995            1996
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                              $ 10,050,920   $ 14,630,804   $  19,290,265
   Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation and amortization                      7,701,587     12,131,465      17,120,149
           Deferred income taxes                               (497,251)    (1,506,643)       (409,936)
           Provision for doubtful accounts                    3,121,017      4,760,678       6,621,122
           Gain on sale of equipment                             (2,974)             -               -
           Equity in (earnings) losses from affiliate           (96,312)      (266,592)         15,910
           Changes in operating assets and liabilities,
           net of effects of companies acquired:
           Accounts receivable                              (19,065,267)   (19,444,635)    (30,419,931)
           Inventories                                         (260,546)      (117,157)     (1,054,213)
           Prepaid expenses and other current assets           (506,876)        99,673      (1,167,162)
           Accounts payable and accrued expenses              4,365,037        585,345       4,579,714
           Accrued income taxes                                (475,071)     1,747,000      (2,054,157)
------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                4,334,264     12,619,938      12,521,761
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                      (5,198,350)    (7,899,143)    (16,319,461)
   Purchase of businesses, net of cash acquired             (50,323,267)   (11,646,992)    (40,791,079)
   Purchase of investments                                  (38,500,000)             -     (55,311,044)
   Sale of investments                                       38,588,696      2,661,944      14,108,921
   Other                                                     (1,214,875)    (1,904,962)     (3,254,313)
------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                  (56,647,796)   (18,789,153)   (101,566,976)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from long-term debt borrowings                   18,045,175     19,621,000      30,500,000
   Proceeds from issuance of 5 5/8% Convertible
      Subordinated Notes due 2006                                     -              -     121,250,000
   Repayments of debt                                       (14,032,771)    (7,355,102)    (70,760,938)
   Proceeds from issuance of common stock                    51,612,289      1,302,272       3,073,748
   Payment of dividend distribution                          (1,473,295)    (1,499,331)       (658,500)
   Increase in financing fees                                  (282,609)             -               -
   Payments on capital lease obligations                        (13,846)      (450,984)     (1,144,718)
   Other                                                        581,195              -               -
------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities               54,436,138     11,617,855      82,259,592
------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          2,122,606      5,448,640      (6,785,623)
Cash and cash equivalents at beginning of year                  660,175      2,782,781       8,231,421
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                   $  2,782,781   $  8,231,421   $   1,445,798
======================================================================================================

         See accompanying notes to consolidated financial statements.

                Renal Treatment Centers, Inc. and Subsidiaries
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

Renal Treatment Centers, Inc. (the "Company") was incorporated in Delaware on August 11, 1988 for the purpose of providing dialysis services for End Stage Renal Disease ("ESRD") patients in an outpatient environment or in the patient's home. Additionally, the Company has acquired or entered into inpatient dialysis service agreements with hospitals to provide dialysis treatments on an inpatient basis.

For the years ended December 31, 1994, 1995 and 1996, approximately 73%, 68% and 62%, respectively, of the Company's net patient revenue was received from Medicare and Medicaid and other state administered programs. Accordingly, the Company's operations and cash flows are dependent upon the rate and manner of payment for patient services from third party payors and, in particular, federal and state administered programs.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

In February 1996, the Company acquired, through two separate transactions, Intercontinental Medical Services, Inc. ("IMS") and Midwest Dialysis Unit and its affiliates (collectively "MDU"). Each of the transactions was separately accounted for as a pooling-of-interests. The consolidated financial statements of the Company include the results of IMS and MDU as of January 1, 1996. Prior year financial statements have not been restated to reflect these transactions because the impact on the Company's financial statements of such transactions is not material.

In July 1996, the Company acquired Panama City Artificial Kidney Center, Inc. and North Florida Artificial Kidney Center, Inc. (collectively "the Group"). The transaction was accounted for as a pooling-of-interests. Accordingly, the consolidated financial statements of the Company have been prepared to give retroactive effect to the merger with the Group, since this transaction, when combined with the MDU and IMS pooling transactions, was deemed to be a material transaction.

Certain amounts included in the accompanying consolidated financial statements and related footnotes reflect the use of estimates based on assumptions made by management. Actual amounts could differ from these estimates.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Principles of Consolidation:

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Patient Revenue and Allowances:

Patient revenue is recorded at established rates on the accrual basis in the period during which the service is provided. Appropriate allowances to give recognition to third-party arrangements are also recorded on the accrual basis. Payments to the Company under Medicare and Medicaid and other state administered programs are based upon a predetermined specific fee per treatment.

The Company does not believe there are any significant credit risks associated with receivables from Medicare and Medicaid and other state administered programs. The allowance for doubtful accounts consists of management's estimate of amounts that may prove uncollectible from secondary insurers or patients.

Patient Care Costs:

Patient care costs include medical supplies, including Erythropoietin ("EPO") supplies, and salaries and benefits associated directly with patient care.

Inventories:

Inventories are stated at the lower of cost (determined using the first-in, first-out method) or market and consist of dialysis supplies and prescription drugs, such as EPO.

Property and Equipment and Depreciation and Amortization:

Property and equipment are stated at cost or respective fair market value at the time of acquisition. Equipment under capital lease is stated at the lower of the fair market value or net present value of the minimum lease payments at inception of the lease. Depreciation and amortization are provided by the straight-line method over the estimated useful lives of the related assets or lease terms for leasehold improvements and equipment under capital lease. The estimated useful life is five to seven years for furniture, fixtures and equipment, 39 years for buildings, and five to ten years for leasehold improvements. Costs of maintenance and repairs are charged to expense as incurred. Sales and retirements of depreciable assets are recorded by removing the related cost and accumulated depreciation from the accounts. Gains and losses on sales and retirements of assets are reflected in the results of operations.

Intangibles:

Goodwill:
Goodwill, the excess of aggregate purchase price over the fair value of the net assets of businesses acquired, is amortized on a straight-line basis, principally over 25 years.

Patient Lists:

Patient lists, arising from the purchase of renal dialysis centers, are stated at cost and amortized over eight years using the straight-line method.

Non-Compete Agreements:

Non-compete agreements, arising from acquisitions, are stated at cost and amortized over the terms of the agreements, on a straight-line basis, over periods from three to 11 years.

Other Intangibles:

Other intangibles consist of debt issuance costs, inpatient dialysis service agreements, deferred financing costs and organization costs and are stated at cost and amortized over five to 11 years using the straight-line method.

Management evaluates intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This evaluation is based on certain financial indicators, such as historical and future ability to generate income from operations.

Income Taxes:

The Company and its subsidiaries file a consolidated federal tax return and separate company state tax returns. Income taxes are provided for under the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under the liability method, deferred income taxes are recognized for the tax consequences of differences between amounts reported for financial reporting and income tax purposes by applying enacted statutory tax rates applicable to future years to such differences. Deferred taxes result primarily from temporary differences arising from a difference between the book life and the tax life of certain assets. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Federal (and state, where applicable) income taxes for HCC and the Wichita Companies (which are later defined) and IMS, MDU and the Group prior to their acquisition by the Company were payable personally by the stockholders of IMS, MDU and the Group pursuant to S corporation elections under the Internal Revenue Code.

Prepaid Expenses and Other Current Assets:

Prepaid expenses and other current assets consist primarily of prepaid insurance, rent, various taxes and other current assets.

Accrued Expenses:

Accrued expenses consist principally of uninvoiced inventory, accrued insurance and other miscellaneous accruals.

Estimated Medical Professional Liability Claims:

The Company is insured for medical professional liability claims through a commercial insurance policy. It is the Company's policy that a provision for estimated premium adjustments to medical professional liability costs be made for asserted and unasserted claims and based upon the Company's experience. Provision for such professional liability claims includes estimates of the ultimate costs of such claims. To date, the Company's experience with such claims has not been significant. Accordingly, no such provision has been made.

Cash Equivalents:

For the purpose of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The cash of the Company is principally held by one financial institution.

Investments:

Investments were comprised of investments in corporate bonds and government and government agency securities. Investment income is recognized when earned and realized gains and losses are recognized on a trade date basis, computed based on original cost. The investments are stated at cost, which approximates fair market value. All investments were managed by one financial institution. Subsequent to December 31, 1996, all investments were liquidated, resulting in an immaterial realized gain.

Primary Earnings per Share:

Primary earnings per share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Fully Diluted Earnings per Share:

Net income per common and common stock equivalents on a fully diluted basis are as follows:

                                                                 1994         1995         1996
--------------------------------------------------------------------------------------------------
Fully diluted:
     Net income per common and common stock equivalent       $      0.47  $      0.64  $      0.76
     Weighted average common and common stock equivalents
          outstanding                                         21,215,273   23,401,085   25,653,864

Fully diluted earnings per share for 1994 are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share for 1995 and 1996 are computed by dividing net income, increased by the tax effected interest on an earn-out note, by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The calculation of fully diluted earnings per share for 1996 does not include certain securities related to the Notes offering by the Company since these securities are anti-dilutive. Fully diluted earnings per share also reflect additional dilution related to common stock options due to the use of the market price at the end of the period, when higher than the average price for the period.

3.    BUSINESS ACQUISITIONS:

During the fiscal years 1996 and 1995, the Company completed the following five mergers. There were no mergers in 1994.

Merger with the Group:

On July 23, 1996, the Company acquired the Group. The two dialysis facilities acquired are located in Florida and serviced a total of approximately 185 patients as of the acquisition date. The transaction was accounted for under the pooling-of-interests method of accounting. In the transaction, the Company issued 482,377 shares of its common stock in exchange for all of the outstanding stock of the Group. The acquisition was structured as a merger of the Group into a subsidiary of the Company.

Merger with MDU:

On February 29, 1996, the Company acquired MDU. The 11 dialysis facilities acquired are located in Oklahoma and serviced approximately 317 patients as of the acquisition date. The transaction was accounted for under the pooling-of-interests method of accounting. In the transaction, the Company issued 767,168 shares of its common stock in exchange for all of the outstanding stock of MDU. The acquisition was structured as a merger of MDU into a subsidiary of the Company.

Merger with IMS:

On February 20, 1996, the Company acquired IMS. The four dialysis facilities acquired are located in Hawaii and serviced a total of approximately 444 patients as of the acquisition date. The transaction was accounted for under the pooling-of-interests method of accounting. In the transaction, the Company issued 1,047,464 shares of its common stock in exchange for all of the outstanding stock of IMS. The acquisition was structured as a merger of IMS into a subsidiary of the Company.

Merger with The Wichita Companies:

On July 25, 1995, with an effective date of August 1, 1995, the Company acquired Wichita Dialysis Center, P.A., Southeast Kansas Dialysis Center, P.A., Garden City Dialysis Center, P.A. and Wichita Dialysis Center, East, P.A. (the "Wichita Companies"). All of the facilities acquired are located in Kansas and serviced approximately 355 patients as of the acquisition date. The transaction was accounted for under the pooling-of-interests method of accounting. In the transaction, the Company issued 1,558,920 shares of its common stock in exchange for all of the outstanding stock of the Wichita Companies. The acquisition was structured as a merger of the Wichita Companies into a subsidiary of the Company.

Merger with HCC:

On March 6, 1995, the Company completed its acquisition of Healthcare Corporation and its affiliates (collectively, "HCC"). The 13 facilities acquired from HCC are located in Missouri, Illinois, North Carolina, Florida and Washington, D.C. and serviced approximately 720 patients as of the acquisition date. The transaction was accounted for under the pooling-of-interests method of accounting. In the transaction, the Company issued 2,292,222 shares of its common stock in exchange for all of the outstanding stock of HCC. The acquisition was structured as a merger of HCC into several subsidiaries of the Company.

The consolidated financial statements give retroactive effect to the mergers with the Group, the Wichita Companies and HCC and include the combined operations of the Company, the Group, the Wichita Companies, and HCC for all periods presented. The consolidated financial statements include the operations of IMS and MDU as of January 1, 1996. The following is a summary of the separate and combined results of operations for periods prior to the mergers (dollars in thousands):

                                  Renal Treatment
                                    Centers, Inc.        Pooling
                                  (Prior to Poolings)    Companies*       Combined
                                  -------------------    ---------        ---------

For the year ended December 31,

1996
     Net patient revenue                $227,849            $ 7,548        $235,397
     Income from operations               34,435              1,180          35,615
     Net income                           18,593                697          19,290


1995
     Net patient revenue                $150,467            $14,101        $164,568
     Income from operations               23,319              1,501          24,820
     Net income                           13,239              1,392          14,631

1994
     Net patient revenue                $ 86,520            $28,937        $115,457
     Income from operations               12,343              2,672          15,015
     Net income                            7,558              2,493          10,051

*Includes pooling transactions only for period prior to acquisition. Activity subsequent to acquisition dates is included in Renal Treatment Centers, Inc. (Prior to Poolings).

The acquisitions described below have been accounted for under the purchase method. The results of these acquisitions have been included in the results of operations from the applicable acquisition dates. The purchase price of the acquisitions has been principally allocated to fixed assets, patient lists, non-compete agreements and goodwill. Goodwill, which is the excess of the purchase price over the fair value of net assets, was approximately $76,058,555 and is being amortized on a straight line basis over 25 years.

1996 Acquisitions:

During 1996, the Company acquired 10 dialysis centers, including several acute care contracts, in New Jersey, Georgia, Pennsylvania, Alabama, Oklahoma and the Republic of Argentina for approximately $40,791,000 in cash and the incurrence and assumption of approximately $9,201,000 of liabilities. The acquisitions included substantially all of the non-current assets and certain current assets and the assumption of certain liabilities and capital leases of the centers.

1995 Acquisitions:

During 1995, the Company acquired nine dialysis centers, including several acute care contracts, in Indiana, Ohio, Texas, Florida and Nebraska for approximately $11,600,000 in cash, 302,644 shares of unregistered common stock, valued at approximately $3,642,776 at the respective dates of acquisition, and the assumption of approximately $118,000 of liabilities. The acquisitions included substantially all of the non-current assets and certain current assets and the assumption of certain liabilities and capital leases of the centers.

1994 Acquisitions:

During 1994, the Company acquired 17 dialysis centers, including several acute care contracts, in Oklahoma, Colorado, Wyoming, New Jersey, Virginia, Pennsylvania and Texas for approximately $50,300,000 in cash, 175,216 shares of unregistered common stock, valued at approximately $1,812,500 at the respective dates of acquisition, and the assumption of approximately $1,200,000 of liabilities. The acquisitions included substantially all of the non-current assets and certain current assets and the assumption of various liabilities and capital lease obligations of the centers. Additionally, certain purchase agreements included provisions whereby additional purchase price may be required if the centers attain certain financial results during a specified period.
Refer to note 6 to consolidated financial statements for discussion of a note issued in connection with an acquisition.

The following unaudited pro forma information combines the consolidated results of operations of the Company and the companies acquired in the acquisitions that were accounted for under the purchase method during 1995 and 1996 as if they had occurred on January 1, 1995:

                                              (Unaudited)
                                       1995                 1996
-------------------------------------------------------------------------------
Net patient revenue               $192,497,000          $252,394,000
Income from operations              27,341,000            39,721,000
Net income                          17,164,000            20,983,000
Net income per share              $       0.77          $       0.84

The pro forma results do not necessarily represent results that would have occurred if these acquisitions had taken place at the beginning of each period, nor are they indicative of the results of future combined operations.

4.    PROPERTY AND EQUIPMENT:

A summary of property and equipment and related accumulated depreciation as of December 31, 1995 and 1996 is as follows:

                                             1995            1996
--------------------------------------------------------------------------------
Furniture, fixtures and equipment        $20,775,057      $37,340,616
Leasehold improvements                     7,427,458       14,699,276
Capital leases                             3,161,693        5,679,063
Building                                     724,704        1,450,239
Land                                         100,066          100,066
-------------------------------------------------------------------------------
                                          32,188,978       59,269,260
Less accumulated depreciation             10,746,557       19,691,015
-------------------------------------------------------------------------------
                                         $21,442,421      $39,578,245
===============================================================================

Capital leases primarily consist of dialysis equipment.   Depreciation expense
was $2,152,110, $3,846,294 and $6,601,223 for the years ended December 31, 1994,
1995 and 1996, respectively.

5.    INTANGIBLE ASSETS:

Intangible assets consist of goodwill and other identifiable intangibles. A summary of intangible assets and related accumulated amortization as of December 31, 1995 and 1996 is as follows:


                                                          1995          1996
--------------------------------------------------------------------------------
Goodwill                                              $ 59,605,978  $ 92,416,850
Patient lists                                           33,572,193    45,354,310
Non-compete agreements                                  10,048,195    16,005,803
Other intangibles, principally debt issuance costs       5,399,294     9,803,286
--------------------------------------------------------------------------------
                                                       108,625,660   163,580,249
Less accumulated amortization                           22,263,385    32,934,871
--------------------------------------------------------------------------------
                                                      $ 86,362,275  $130,645,378
================================================================================

Intangible assets principally arose from acquisitions. Amortization expense was $5,450,849, $8,220,167 and $10,475,604 for the years ended December 31, 1994,
1995 and 1996, respectively.

6.    DEBT:

Debt as of December 31, 1995 and 1996 consists of:

                                                                          1995           1996
---------------------------------------------------------------------------------------------------
Term loan payable in quarterly installments of $625,000               $ 3,750,000   $          -
Revolving credit/term facility payable in 16 equal quarterly
   installments                                                        33,675,000              -
Note, 6.5% payable to The Dialysis Centers Limited
   Liability Company in four annual installments of
   variable amounts commencing on June 1, 1995                          6,627,690      5,154,870
Note, 5.5% payable to Columbus Regional Dialysis Center, Inc.
   in one installment due January 1997                                          -      3,622,500
Note, 5.5% payable to Phenix City Nephrology Referral Center, Inc.
   in one installment due January 1997                                          -      4,427,500
Term loans payable in monthly installments of $15,912                   1,041,576              -
Convertible Subordinated Notes, 5 5/8%, due 2006                                -    125,000,000
Other                                                                           -      1,144,297
Capital lease obligations                                               2,291,418      3,593,883
Unamortized debt discount                                                 (43,322)             -
---------------------------------------------------------------------------------------------------
                                                                       47,342,362    142,943,050
Less current portion                                                   (4,766,262)   (12,369,365)
---------------------------------------------------------------------------------------------------
                                                                      $42,576,100   $130,573,685
===================================================================================================

The Company's Credit Agreement provides for a $100,000,000 revolving credit/term facility available to fund acquisitions and general working capital requirements, of which no amounts and $33,675,000 were outstanding as of December 31, 1996 and December 31, 1995, respectively. Prior to the amendment of the Credit Agreement on June 5, 1996, the Credit Agreement also provided for a term loan payable in quarterly installments, of which $3,750,000 was outstanding as of December 31, 1995. On June 5, 1996, the Credit Agreement was amended to increase the amount available under the revolving credit facility from $68,125,000 to $100,000,000 and to make certain other changes to the terms of the Credit Agreement, including amendments to certain covenants, the amortization schedule, the interest rates and the events of default. In connection with this amendment, the $3,125,000 principal amount outstanding under the term loan as of June 5, 1996 was repaid through borrowings under the revolving credit facility. The Company must pay an annual commitment fee on the average daily unutilized commitment in the amount of .25% - .35%, determined by the Company's ratio of senior debt to annualized cash flow (the "Applicable Margin"). Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the agent bank's base rate plus 0.25% if the Applicable Margin is not less than 2.25 to 1, payable on a quarterly basis or (ii) a one-, two-, three-, or six-month period LIBOR rate plus 0.75% to 1.75% depending upon the Applicable Margin, payable at maturity. The weighted average interest rate of all loans outstanding at December 31, 1995 was 7.4%.

The Credit Agreement also provides for the issuance of letters of credit up to $5,000,000 provided that the aggregate of all outstanding letters of credit plus the outstanding aggregate principal amount of all revolving credit/term loans does not exceed the lesser of the total revolving credit/term commitment or the patient borrowing base, as defined in the Credit Agreement, at such time. As of December 31, 1995 and 1996, there were no letters of credit outstanding.

The loans are collateralized by all stock of the Company's subsidiaries and the assignment of all intercompany notes. The Credit Agreement limits additional indebtedness, acquisitions, investments and dividends and requires the Company to comply with certain other covenants and maintain certain financial ratios. The dividend distributions presented in the Consolidated Statement of Stockholders' Equity in 1994, 1995 and 1996 were paid to the former stockholders of HCC, the Wichita Companies and the Group and were not subject to the Credit Agreement limitation on dividend payments.

In June 1996, the Company issued $125,000,000 of 5 5/8% Convertible Subordinated Notes due 2006 (the "Notes") . The Notes are convertible, at the option of the holder, at any time after August 12, 1996 through maturity, unless previously redeemed or repurchased, into Common Stock at a conversion price of $34.20 principal amount per share, subject to certain adjustments. The fair value of the Notes was approximately $120,625,000 at December 31, 1996. At any time on or after July 17, 1999, all or any part of the Notes will be redeemable at the Company's option on at least 15 and not more than 60 days notice as a whole or, from time to time, in part at prices ranging from 103.94% to 100.00% of the principal amount thereof, depending on the year of redemption, together with accrued interest to, but excluding, the date fixed for redemption.

In June 1994, pursuant to a business acquisition, the Company entered into an agreement to pay the Seller, The Dialysis Centers Limited Liability Company, $7,364,100, payable in annual installments commencing June 1995 through June 1998. Interest on the unpaid principal amount of the note accrues at an annual rate of 6.50%, payable in arrears each June 1 from 1995 through 1998. The note allows the Seller to convert the principal amount of the note into that number of shares of common stock of the Company which shall be equal to the quotient of the outstanding unpaid principal amount of the note divided by the average daily closing sale price of the stock during December, 1994 ($10.3425 per share, outstanding balance convertible into 498,416 shares of common stock at December 31, 1996). The fair value of the Company's 6.50% Note was approximately $12,709,608 at December 31, 1996.

The term loans are the result of four separate agreements (the "Group Agreements") entered into by the Group with two banks. The Group Agreements provided for a total of $1,350,000 in term loans and a $350,000 revolving line of credit. Subsequent to the consummation of the merger with the Group as described in notes 2 and 3 to the consolidated financial statements, the Company paid off all of the indebtedness related to the Group Agreements.

In September 1996, pursuant to a business acquisition, the Company entered into an agreement to pay the Sellers, Columbus Regional Dialysis Center, Inc. and Phenix City Nephrology Referral Center, Inc., a total of $8,050,000 in one installment on January 3, 1997. Interest on the principal amount of the note accrues at an annual rate of 5.5% payable January 3, 1997.

Unless otherwise noted above, the carrying amount of long term debt approximates its fair value.

Maturities of debt outstanding, excluding capital leases, as of December 31, 1996 for each of the next five years is as follows:

                    Year
                    -------------------------------------------
                    1997                            $11,403,527
                    1998                              2,945,640
                    1999                                      -
                    2000                                      -
                    2001                                      -

7.    INCOME TAXES:

The provision for income taxes for the years ending December 31, 1994, 1995 and 1996 consists of the following:

                                              1994          1995          1996
---------------------------------------------------------------------------------------------------------------
Current:
  Federal                                 $4,327,339   $ 8,330,951   $11,283,513
  State and local                            485,926       807,761     1,197,329
---------------------------------------------------------------------------------------------------------------
                                           4,813,265     9,138,712    12,480,842
---------------------------------------------------------------------------------------------------------------

Deferred:
  Federal                                   (447,584)   (1,372,961)     (491,376)
  State and local                            (49,667)     (133,682)      (48,597)
---------------------------------------------------------------------------------------------------------------
                                            (497,251)   (1,506,643)     (539,973)
---------------------------------------------------------------------------------------------------------------
                                          $4,316,014   $ 7,632,069   $11,940,869
===============================================================================================================

The tax effects of temporary differences which comprise the net deferred tax asset are as follows:

                                                                         December 31,
                                                                        -----------
                                                                  1995             1996
                                                                  ----             ----
Deferred tax debits:
  Allowance for doubtful accounts                           $    780,978       $  751,525
  Intangibles, principally patient lists                       2,926,430        5,241,100
  Property and equipment                                         178,417                -
  Other                                                           38,857           13,620
--------------------------------------------------------------------------------------------------
                                                               3,924,682        6,006,245
--------------------------------------------------------------------------------------------------

Deferred tax credits:
  Property and equipment                                               -         (164,806)
  Goodwill                                                    (1,355,093)      (2,269,230)
--------------------------------------------------------------------------------------------------
                                                              (1,355,093)      (2,434,036)
--------------------------------------------------------------------------------------------------
Net deferred tax asset                                      $  2,569,589       $3,572,209
==================================================================================================

The following is a reconciliation of the statutory federal income tax rates to the effective rates as a percentage of income before provision for income taxes as reported in the financial statements for the years ended December 31, 1994, 1995 and 1996:

                                                      1994                1995                1996
---------------------------------------------------------------------------------------------------
U.S. federal income tax rate                          34.2%               35.0%               35.0%
State income taxes, net of federal
 income tax benefit                                    2.4%                2.4%                2.5%
Non-tax effected items,
 principally intangibles                               0.8%                1.8%                1.7%
Federal and state income tax
 benefit from S corporation status of HCC,
 the Wichita Companies and the Group                  (6.4%)              (3.5%)              (0.9%)
Other                                                 (1.0%)              (1.4%)              (0.1%)
---------------------------------------------------------------------------------------------------
Effective income tax rate                             30.0%               34.3%               38.2%
==================================================================================================

8.    BENEFIT AND COMPENSATION PLANS:

The Company has a defined contribution savings plan covering substantially all employees. The Company's contributions under the plan were approximately $388,497, $462,004, and $548,471 for the years ended December 31, 1994, 1995 and 1996, respectively.

In September 1990, the Company established a stock plan, pursuant to which incentive stock options and non-qualified stock options may be issued to employees and others through the year 2000. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock plan. FASB Statement No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted by the Company, changes the method for recognition of cost on stock plans. Although the Company has elected not to adopt the cost recognition requirements under SFAS 123, pro-forma disclosures as if the Company had adopted the requirements beginning in 1995 are presented below:

                                                1995                         1996
--------------------------------------------------------------------------------------------------
Net earnings - as reported                  $14,630,804                  $19,290,265
Net earnings - pro-forma                     13,346,069                   15,047,254
Earnings per share - as reported                   0.65                         0.77
Earnings per share - pro-forma              $      0.60                  $      0.60

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for options granted in 1995 and 1996: expected volatility of 29.3% regardless of varying expected terms; no dividend payments are made for the expected terms; expected term of 3 years for options that vest over time and 3 years for options which vest immediately; risk-free interest rate on the date of grant with the maturity equal to the expected term; exercise price equal to the fair market value on grant date.

Incentive stock options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of grant. Non-qualified stock options may be granted at an exercise price not less than the lower of the book value of the Company's common stock or 50% of the fair market value per share of common stock on the date of grant. Accordingly, compensation expense for the difference between the fair market value and the exercise price for non-qualified stock options issued is recorded over the vesting period of such options.

In 1995 and 1996, the stock plan was amended to increase the number of shares available for grant to 2,437,000 and 3,237,000 shares, respectively. In addition, the Company established an option plan for outside directors pursuant to which non-qualified stock options to purchase up to 60,000 shares may be issued to non-employee directors of the Company. These options may be granted at an exercise price not less than the fair market value of the Company's common stock on the date of grant.

In February 1994, the Company granted 170,000 incentive stock options to certain officers and employees of the Company. These options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. These options vest over the next two years.

In May 1995, the Company granted 419,144 incentive stock options to certain directors, officers and employees of the Company. These options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of the grant. These options vest over the next three years. Certain options totalling 305,000 vest upon the earlier of attainment of predetermined earnings per share targets or nine years.

In March 1996, the Company granted 615,332 incentive stock options to certain directors, officers and employees of the Company. These options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of the grant. These options vest over the next four years. Certain options aggregating 173,332 vest upon the earlier of attainment of predetermined earnings per share targets or ten years.

In December 1996, the Company granted 100,000 incentive stock options to an officer of the Company. These options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of the grant. The options are fully vested.

Also in December 1996, the Company granted 30,000 non-qualified stock options in connection with the release of the Company from certain obligations. The options were granted at an exercise price equal to the fair market value of the Company's common stock on the date of grant. The options are fully vested, with the exceptions of options for 10,000 shares, which vest no later than January 1998.

Approximately $50,000 per year was recorded as compensation expense during 1994 and 1995, in connection with incentive and non-qualified options to officers of the Company, which have been amortized over the remaining vesting period. Certain options outstanding at December 31, 1996, which were issued to certain officers and employees of the Company, become fully vested upon certain sales of assets, mergers and consolidations involving the Company, as set forth in the respective employee and stock option agreements. The remaining options outstanding at December 31, 1996, which are issued to certain officers and employees of the Company, become fully vested upon certain sales of assets, mergers and consolidations involving the Company, at the option of the Stock Plan Committee.

 The following is a summary of option transactions and exercise prices:

                                    Number of     Price Per
                                      Shares        Share
Outstanding at December 31, 1994    1,301,270   $0.055-$11.25
--------------------------------------------------------------------------
Granted                               419,144   $11.50-$16.75
Exercised                            (458,016)  $0.005-$11.25
Outstanding at December 31, 1995    1,262,398   $ 5.25-$11.50
-------------------------------------------------------------------------
Granted                               745,332   $21.81-$26.25
Exercised                            (263,531)  $ 5.25-$21.81
Outstanding at December 31, 1996    1,744,199   $ 5.25-$26.25
-------------------------------------------------------------------------
Exercisable at December 31, 1996      724,272
=========================================================================

9.    CAPITAL STOCK:

On January 30, 1996, the Board of Directors of the Company declared a dividend on the Company's common stock of one share of common stock for each share outstanding, thereby effecting a 2-for-1 stock split. The dividend shares were issued on March 14, 1996 to stockholders of record as of February 29, 1996. Additionally, on February 29, 1996, the Company amended its capital structure to increase the Company's authorized capital to 45,000,000 shares of $0.01 par value common stock and 5,000,000 shares of $.01 par value Series Preferred Stock. All references in the financial statements to outstanding and authorized common shares, average number of shares outstanding and related prices, per share amounts and stock plan data have been restated to reflect the split effected by the stock dividend.

10.   LEASING ARRANGEMENTS:

The Company leases certain of its operating facilities, corporate office and furniture and equipment under non-cancelable leases for terms ranging from four to ten years with certain renewal options. Certain of these facilities are leased by the Company from medical directors.

Future minimum lease payments as of December 31, 1996, are as follows:

                                                            Third-party    Operating Leases
                                                  Capital    Operating      with Medical
                                                  Leases      Leases          Directors
---------------------------------------------------------------------------------------------
1997                                           $1,221,616  $ 6,108,929       $ 1,637,146
1998                                            1,535,510    5,774,992         1,649,447
1999                                            1,139,521    5,704,805         1,477,600
2000                                              171,236    5,328,609         1,469,543
2001 and thereafter                                     -   29,460,511         5,771,086
---------------------------------------------------------------------------------------------
Total minimum lease payments                   $4,067,883  $52,377,846       $12,004,822
Less amount representing interest                 474,001
-----------------------------------------------------------==================================
Present value of net minimum payments under
 capital leases                                $3,593,883
Less current portion                              965,838
---------------------------------------------------------
                                               $2,628,045
=========================================================

Rent expense paid to third parties under operating leases was $3,270,066, $4,921,026 and $5,497,285 for the years ended December 31, 1994, 1995 and 1996, respectively. Rent expense paid to medical directors under facility operating leases was $832,454, $1,030,208 and $1,350,253 for the years ended December 31, 1994, 1995 and 1996 respectively.

11.   COMMITMENTS AND CONTINGENCIES:

The Company has entered into long-term compensation agreements with the medical directors of each dialysis facility. The agreements range from one to ten years with certain agreements containing one to ten year options to renew. The agreements provide for total annual compensation as follows:

                                                   Physician Director
     Year                                                Compensation
------------------------------------------------------------------------
    1996                                                 $ 7,615,205
    1997                                                   8,349,101
    1998                                                   8,004,982
    1999                                                   6,818,381
    2000and thereafter                                    28,459,671
------------------------------------------------------------------------
    Total minimum payments                               $59,247,340
========================================================================

The Company has employment agreements with seven officers. These agreements provide for total annual compensation of $1,265,000 and provide that in the event any payment or benefit received by any of them in connection with a change of control is deemed an "excess parachute payment" under the Internal Revenue Code, the Company shall pay the officer a cash bonus equal to any additional tax liability imposed upon him as a result.

The Company is a party to certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and/or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse impact on the Company's results of operations, financial condition or liquidity.

12.   SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental disclosure of cash flow information for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                                            1994        1995        1996
-------------------------------------------------------------------------------------------------
Cash paid for:
 Interest                                                $1,090,192  $2,177,255  $ 3,609,972
-------------------------------------------------------------------------------------------------
 Income taxes                                            $4,857,551  $5,680,430  $17,198,434
=================================================================================================
Non-cash investing and financing activities:
 Capital lease obligations entered into                  $  542,032  $2,081,699  $ 2,553,368
=================================================================================================
 Issuance of common stock in connection with purchase
   of business                                           $1,812,500  $3,119,747  $         -
=================================================================================================
 Earnout note issued in connection with purchase
   of business                                           $7,364,100  $           $         -
=================================================================================================
 Acquisition of treasury stock in connection with
   payroll taxes resulting from exercise of stock
   options                                               $   47,219  $  346,857  $         -
=================================================================================================
 Issuance of short term notes in connection
   with purchases of businesses                          $        -  $           $ 9,194,297
=================================================================================================
 Issuance of common stock in connection
   with the IMS and MDU mergers                          $        -  $        -  $ 3,203,653
=================================================================================================
 Financing fees incurred in the Notes offering           $        -  $        -  $ 3,750,000
=================================================================================================

                Renal Treatment Centers, Inc. and Subsidiaries

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 1996, 1995 and 1994


                                        BALANCE AT     ADDITIONS
                                        BEGINNING   CHARGED TO COSTS               BALANCE AT
             DESCRIPTION                 OF YEAR      AND EXPENSES    DEDUCTIONS   END OF YEAR
----------------------------------------------------------------------------------------------
Year ended December 31, 1996:
                                                                              (1)
  Allowance for doubtful receivables    $3,503,744        $6,621,122  $5,891,314    $4,233,552

----------------------------------------------------------------------------------------------
Year ended December 31, 1995:
                                                                              (1)
  Allowance for doubtful receivables    $2,306,556        $4,760,678  $3,563,490    $3,503,744

----------------------------------------------------------------------------------------------
Year ended December 31, 1994:
                                                                              (1)
  Allowance for doubtful receivables    $1,123,211        $3,121,017  $1,937,672    $2,306,556

==============================================================================================

(1) Amounts represent writeoffs of uncollectible receivables, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

The information regarding directors is incorporated herein by reference to the section entitled "Election of Directors - Information Regarding Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement"). The Proxy Statement will be filed separately with the Securities and Exchange Commission (the "SEC") within 120 days after December 31, 1996 pursuant to Rule 14a-6.

The information regarding executive officers is included in Part I of this Form 10-K Report under the caption "Executive Officers of the Registrant."

The information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION:

The information regarding executive compensation is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" in the Proxy Statement. The Proxy Statement will be filed with the SEC within 120 days after December 31, 1996 pursuant to Rule 14a-6. The Compensation Committee report and the performance graph, however, are not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

The information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the section entitled "Beneficial Ownership of Common Stock" in the Proxy Statement. The Proxy Statement will be filed with the SEC within 120 days after December 31, 1996 pursuant to Rule 14a-6.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The information regarding certain relationships and related transactions is incorporated herein by reference to the section entitled "Certain Transactions" in the Proxy Statement. The Proxy Statement will be filed with the SEC within 120 days after December 31, 1996 pursuant to Rule 14a-6.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

(a)  Documents filed as part of this Form 10-K Report

1.   Financial Statements

     The financial statements filed as part of this annual report are listed in
     Item 8, Financial Statements and Supplementary Data.

2.   Financial Statement Schedules                  Page
                                                    ----
     II.  Valuation and Qualifying Accounts         F-19

          Schedules other than those listed above are omitted because they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto. The financial statement schedules are covered by the Report of Independent Accountants - refer to Item 8.

3.   Exhibits:
Certain of the following exhibits have been filed with the SEC pursuant to the requirements of the acts administered by the SEC. Such exhibits are identified by the references following the listing of each exhibit and are incorporated herein by reference under Rule 12b-32 under the Securities Exchange Act of 1934, subject to Rule 24 of the SEC's Rules of Practice.

Exhibit        Description
-------        -----------

  3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit No. 3.1 filed under the Company's Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996).
  3.1.1 Certificate of Amendment dated February 29, 1996 to Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit No. 3.1.1 filed under the Company's Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996).
  3.2 By-Laws of the Company and Amendment to By-Laws adopted February 9, 1993 (incorporated herein by reference to Exhibit No. 3.2 filed under the Company's Form S-1 Registration Statement No. 33-59850).
  4.1 Specimen Certificate of Common Stock of the Company (incorporated herein by reference to Exhibit No. 4.1 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
  4.2 Indenture dated June 12, 1996 by the Company to PNC Bank, National Association, Trustee, including form of the Company's 5 5/8% Convertible Subordinated Notes due 2006 issued under the Indenture (incorporated herein by reference to Exhibit No. 4.2 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
  4.3 Registration Rights Agreement dated as of June 12, 1996 by and among the Company, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, J.C. Bradford & Co. and Wessels, Arnold & Henderson (incorporated herein by reference to Exhibit No. 4.3 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
 10.1*         Renal Treatment Centers, Inc. Amended and Restated 1990 Stock
               Plan.
 10.1.1* Form of Stock Option Agreement under the Company's Amended and Restated 1990 Stock Plan (incorporated herein by reference to Exhibit No. 10.1.3 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
 10.2* Renal Treatment Centers, Inc. Equity Incentive Plan for Outside Directors (incorporated herein by reference to Exhibit No. 10.2 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
 10.2.1* Form of Stock Option Agreement under the Company's Equity Incentive Plan for Outside Directors (incorporated herein by reference to Exhibit No. 10.2.1 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
 10.2.2* Amendment No. 1 to the Company's Equity Incentive Plan for Outside Directors dated May 2, 1996 (incorporated herein by reference to Exhibit No. 10.2.2 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1996).
 10.3* Employment Agreement dated as of March 2, 1995 between the Company and Robert L. Mayer, Jr. (incorporated herein by reference to Exhibit No. 10.3 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
 10.3.1* First Amendment to Employment Agreement dated as of May 2, 1996 between the Company and Robert L. Mayer, Jr. (incorporated herein by reference to Exhibit No. 10.3.1 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1996).
 10.4* Employment Agreement dated as of March 2, 1995 between the Company and Frederick C. Jansen (incorporated herein by reference to Exhibit No. 10.4 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
 10.4.1* First Amendment to Employment Agreement dated as of May 2, 1996 between the Company and Frederick C. Jansen (incorporated herein by reference to Exhibit No. 10.4.1 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1996).
 10.5* Employment Agreement dated as of May 2, 1996 between the Company and Barbara A. Bednar (incorporated herein by reference to Exhibit No. 10.5 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
 10.6* Employment Agreement dated as of August 30, 1993 between the Company and John Chambers (incorporated herein by reference to Exhibit No. 10.6 filed under the Company's Form S-1 Registration Statement No. 33-74994).
 10.6.1* First Amendment to Employment Agreement dated as of May 2, 1996 between the Company and John A. Chambers (incorporated herein by reference to Exhibit No. 10.6.1 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1996).

Exhibit        Description
-------        -----------

 10.7* Resignation Agreement and Release dated January 13, 1995 by and between the Company and Michael C. Duke (incorporated herein by reference to Exhibit No. 10.7 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
 10.8* Executive Severance Agreement dated as of May 1,1995 between the Company and Barbara A. Bednar (incorporated herein by reference to Exhibit No. 10.8 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
 10.8.1* First Amendment to Executive Severance Agreement dated as of May 2, 1996 between the Company and Barbara A. Bednar (incorporated herein by reference to Exhibit No. 10.8.1 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
 10.9* Executive Severance Agreement dated as of May 1, 1995 between the Company and Ronald H. Rodgers, Jr. (incorporated herein by reference to Exhibit No. 10.9 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
 10.9.1* First Amendment to Executive Severance Agreement dated as of May 2, 1996 between the Company and Ronald H. Rodgers, Jr. (incorporated herein by reference to Exhibit No. 10.9.1 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
 10.10* Executive Severance Agreement dated as of May 1, 1995 between the Company and John A. Chambers (incorporated herein by reference to Exhibit No. 10.10 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
 10.10.1* First Amendment to Executive Severance Agreement dated as of May 2, 1996 between the Company and John A. Chambers (incorporated herein by reference to Exhibit No. 10.10.1 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
 10.11 Fourth Amended and Restated Loan Agreement dated as of June 5, 1996 between the Company and First Union National Bank of North Carolina and the other lenders set forth therein (incorporated herein by reference to Exhibit No. 99.1 filed under the Company's Current Report on Form 8-K dated May 29, 1996).
 10.12 Lease Agreement dated November 8, 1991 between the Company and Terramics/Southpoint Associates II Limited Partnership (incorporated herein by reference to Exhibit No. 10.32 filed under the Company's Form S-1 Registration Statement No. 33-59850).
 10.12.1 First Amendment to Lease Agreement dated January 18, 1993 (incorporated herein by reference to Exhibit No. 10.32 filed under the Company's Form S-1 Registration Statement No. 33-59850).
 10.12.2 Second Amendment to Lease dated September 30, 1993 (incorporated herein by reference to Exhibit No. 10.36 filed under the Company's Form S-1 Registration Statement No. 33-74994).
 10.12.3 Confirmation of Lease Term dated November 1, 1993 (incorporated herein by reference to Exhibit No. 10.36 filed under the Company's Form S-1 Registration Statement No. 33-74994).
 10.12.4 Third Amendment to Lease dated March 2, 1995 (incorporated herein by reference to Exhibit No. 10.12.4 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
 10.12.5 Fourth Amendment to Lease dated May 30, 1996 (incorporated herein by reference to Exhibit No. 10.12.5 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1996).
 10.13 Earnout Note dated June 1, 1994 by and between Renal Treatment Centers- Colorado, Inc., Renal Treatment Centers - Nebraska, Inc., Renal Treatment Centers - Wyoming, Inc. and The Dialysis Centers Limited Liability Company (incorporated herein by reference to Exhibit No. 2 filed under the Company's Form 8-K Current Report dated June 15, 1994).
 10.14 Agreement and Plan of Merger dated as of July 25, 1995 among the Company, Renal Treatment Centers -Kansas, Inc. and the individuals and their affiliated companies set forth therein (incorporated herein by reference to Exhibit No. 2.1 filed under the Company's Form 8-K Current Report dated August 1, 1995).
 10.15 Agreement and Plan of Merger dated as of January 11, 1996 among the Company, Renal Treatment Centers - Hawaii, Inc., Intercontinental Medical Services, Inc. and Dudley S.J. Seto, M.D. (incorporated herein by reference to Exhibit No. 2.1 filed under the Company's Current Report on Form 8-K dated February 20,
               1996).
 10.16* Employment Agreement dated as of May 2, 1996 between the Company and Ronald H. Rodgers, Jr. (incorporated herein by reference to Exhibit No. 10.25 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
 10.17* Employment Agreement dated as of March 11, 1996 between the Company and Thomas J. Karl (incorporated herein by reference to Exhibit No. 10.26 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
 10.18* Executive Severance Agreement dated as of March 11, 1996 between the Company and Thomas J. Karl (incorporated herein by reference to Exhibit No. 10.27 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

Exhibit        Description
-------        -----------

 10.19 Asset Purchase Agreement dated as of May 29, 1996 between Renal Treatment Centers - Pennsylvania, Inc. and KCCC Liquidating Trust (incorporated herein by reference to Exhibit No. 2.1 filed under the Company's Current Report on Form 8-K dated May 29, 1996).
 10.20 Asset Purchase Agreement dated as of May 29, 1996 between Renal Treatment Centers - Pennsylvania, Inc. and KCDC Liquidating Trust (incorporated herein by reference to Exhibit No. 2.2 filed under the Company's Current Report on Form 8-K dated May 29, 1996).
 10.21* Employment Agreement dated as of March 1, 1996 between the Company and Mark A. Zawiski (incorporated herein by reference to Exhibit No. 10.30 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
 10.22* Executive Severance Agreement dated as of March 1, 1996 between the Company and Mark A. Zawiski (incorporated herein by reference to Exhibit No. 10.31 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).
 10.23 Asset Purchase Agreement dated as of September 7, 1996 between Renal Treatment Centers - Georgia, Inc. and Columbus Regional Dialysis Center, Inc. (incorporated herein by reference to Exhibit No. 2.1 filed under the Company's Current Report on Form 8-K dated September 16, 1996).
 10.24 Asset Purchase Agreement dated as of September 7, 1996 between Renal Treatment Centers - Alabama, Inc. and Phenix City Nephrology Referral Center, Inc. (incorporated herein by reference to Exhibit No. 2.2 filed under the Company's Current Report on Form 8-K dated September 16, 1996).
 11.1          Statement regarding Computation of Per Share Earnings.
 12.1          Statement regarding Computation of Ratio of Earnings to Fixed
               Charges.
 21.1          Subsidiaries of the Company.
 23.1          Consent of Coopers & Lybrand L.L.P.
 23.2          Consent of Deloitte & Touche L.L.P.
 23.3          Consent of Baird, Kurtz & Dobson
 27.1          Financial Data Schedule

_______________
 *Management Contracts and Compensatory Plans or Arrangements

 (b)           Reports on Form 8-K

 Form 8-K/A Amendment No. 1 to Current Report dated September 16, 1996 filed on November 27, 1996 to file pursuant to Item 7 (a) historical financial information for the year ended December 31, 1995 and six months ended June 30, 1995 and 1996 for Columbus Regional Dialysis Center, Inc., Phenix City Nephrology Referral Center, Inc. and the Group and (b) pro-forma financial information for the Company for the year ended December 31, 1995 and the six months ended June 30, 1996 related to the acquisition of Columbus Regional Dialysis Center, Inc. and Phenix City Nephrology Referral Center, Inc. reported on Form 8-K dated September 16, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         RENAL TREATMENT CENTERS, INC.

                                         By: /s/Robert L. Mayer, Jr.
                                             -----------------------------------
                                         Robert L. Mayer, Jr.
                                         President & Chief Executive Officer
                                         Date: 3/28/97
                                              ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Patrick T. Ryan                   /s/Frederick C. Jansen
-----------------------------        -----------------------------------------
Patrick T. Ryan                      Frederick C. Jansen
Director                             Executive Vice President & Director
Date: 3/28/97                        Date: 3/28/97
     ----------------                     ----------------


                                     /s/Ronald H. Rodgers, Jr.
-----------------------------        -----------------------------------------
Claire W. Gargalli                   Ronald H. Rodgers, Jr.
Director                             Vice President - Finance & Chief Financial
                                     Officer
Date:                                (Principal Financial and Accounting
     ----------------                Officer)
                                     Date: 3/28/97
                                          -----------------


-----------------------------
Michael R. Walker
Director
Date:
       ------------------


/s/Robert L. Mayer, Jr.
-----------------------------
Robert L. Mayer, Jr.
President, Chief Executive
Officer and Director
(Principal Executive Officer)
Date:  3/28/97
      -------------------

                                 EXHIBIT INDEX


Exhibits       Description                                                 Pages
--------       -----------                                                 -----

  3.1 Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit No. 3.1 filed under the Company's Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996).
  3.1.1 Certificate of Amendment dated February 29, 1996 to Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit No. 3.1.1 filed under the Company's Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarter ended March 31, 1996).
  3.2 By-Laws of the Company and Amendment to By-Laws adopted February 9, 1993 (incorporated herein by reference to Exhibit No. 3.2 filed under the Company's Form S-1 Registration Statement No. 33-59850).
  4.1 Specimen Certificate of Common Stock of the Company (incorporated herein by reference to Exhibit No. 4.1 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
  4.2 Indenture dated June 12, 1996 by the Company to PNC Bank, National Association, Trustee, including form of the Company's 5 5/8% Convertible Subordinated Notes due 2006 issued under the Indenture (incorporated herein by reference to Exhibit No. 4.2 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
  4.3 Registration Rights Agreement dated as of June 12, 1996 by and among the Company, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, J.C. Bradford & Co. and Wessels, Arnold & Henderson (incorporated herein by reference to Exhibit No. 4.3 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
 10.1*         Renal Treatment Centers, Inc. Amended and Restated 1990 Stock
               Plan.
 10.1.1* Form of Stock Option Agreement under the Company's Amended and Restated 1990 Stock Plan (incorporated herein by reference to Exhibit No. 10.1.3 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
 10.2* Renal Treatment Centers, Inc. Equity Incentive Plan for Outside Directors (incorporated herein by reference to Exhibit No. 10.2 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
 10.2.1* Form of Stock Option Agreement under the Company's Equity Incentive Plan for Outside Directors (incorporated herein by reference to Exhibit No. 10.2.1 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
 10.2.2* Amendment No. 1 to the Company's Equity Incentive Plan for Outside Directors dated May 2, 1996 (incorporated herein by reference to Exhibit No. 10.2.2 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1996).
 10.3* Employment Agreement dated as of March 2, 1995 between the Company and Robert L. Mayer, Jr. (incorporated herein by reference to Exhibit No. 10.3 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
 10.3.1* First Amendment to Employment Agreement dated as of May 2, 1996 between the Company and Robert L. Mayer, Jr. (incorporated herein by reference to Exhibit No. 10.3.1 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1996).
 10.4* Employment Agreement dated as of March 2, 1995 between the Company and Frederick C. Jansen (incorporated herein by reference to Exhibit No. 10.4 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
 10.4.1* First Amendment to Employment Agreement dated as of May 2, 1996 between the Company and Frederick C. Jansen (incorporated herein by reference to Exhibit No. 10.4.1 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1996).
 10.5* Employment Agreement dated as of May 2, 1996 between the Company and Barbara A. Bednar (incorporated herein by reference to Exhibit No. 10.5 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
 10.6* Employment Agreement dated as of August 30, 1993 between the Company and John Chambers (incorporated herein by reference to Exhibit No. 10.6 filed under the Company's Form S-1 Registration Statement No. 33-74994).
 10.6.1* First Amendment to Employment Agreement dated as of May 2, 1996 between the Company and John A. Chambers (incorporated herein by reference to Exhibit No. 10.6.1 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
               1996).
 10.7* Resignation Agreement and Release dated January 13, 1995 by and between the Company and Michael C. Duke (incorporated herein by reference to Exhibit No. 10.7 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

Exhibits  Description                                                     Pages
-------   -----------                                                     ----
10.8*     Executive Severance Agreement dated as of May 1, 1995 between the
          Company and Barbara A. Bednar (incorporated herein by reference to
          Exhibit No. 10.8 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.8.1*   First Amendment to Executive Severance Agreement dated as of May 2,
          1996 between the Company and Barbara A. Bednar (incorporated herein by reference to Exhibit No. 10.8.1 filed under the Company's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1996).

10.9*     Executive Severance Agreement dated as of May 1, 1995 between the
          Company and Ronald H. Rodgers, Jr. (incorporated herein by reference to Exhibit No. 10.9 filed under the Company's Annual Report on Form
          10-K for the year ended December 31, 1995).

10.9.1*   First Amendment to Executive Severance Agreement dated as of May 2,
          1996 between the Company and Ronald H. Rodgers, Jr. (incorporated herein by reference to Exhibit No. 10.9.1 filed under the Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.10*    Executive Severance Agreement dated as of May 1, 1995 between the
          Company and John A. Chambers (incorporated herein by reference to Exhibit No. 10.10 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.10.1*  First Amendment to Executive Severance Agreement dated as of May 2,
          1996 between the Company and John A. Chambers (incorporated herein by reference to Exhibit No. 10.10.1 filed under the Company's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1996).

10.11 Fourth Amended and Restated Loan Agreement dated as of June 5, 1996 between the Company and First Union National Bank of North Carolina and the other lenders set forth therein (incorporated herein by reference to Exhibit No. 99.1 filed under the Company's Current Report on Form 8-K dated May 29, 1996).

10.12     Lease Agreement dated November 8, 1991 between the Company and
          Terramics/Southpoint Associates II Limited Partnership (incorporated herein by reference to Exhibit No. 10.32 filed under the Company's
          Form S-1 Registration Statement No. 33-59850).

10.12.1   First Amendment to Lease Agreement dated January 18, 1993
          (incorporated herein by reference to Exhibit No. 10.32 filed under the Company's Form S-1 Registration Statement No. 33-59850).

10.12.2 Second Amendment to Lease dated September 30, 1993 (incorporated herein by reference to Exhibit No. 10.36 filed under the Company's
          Form S-1 Registration Statement No. 33-74994).

10.12.3 Confirmation of Lease Term dated November 1, 1993 (incorporated herein by reference to Exhibit No. 10.36 filed under the Company's Form S-1
          Registration Statement No. 33-74994).

10.12.4 Third Amendment to Lease dated March 2, 1995 (incorporated herein by reference to Exhibit No. 10.12.4 filed under the Company's Annual
          Report on Form 10-K for the year ended December 31, 1995).

10.12.5 Fourth Amendment to Lease dated May 30, 1996 (incorporated herein by reference to Exhibit No. 10.12.5 filed under the Company's Quarterly
          Report on Form 10-Q for the quarter ended June 30, 1996).

10.13     Earnout Note dated June 1, 1994 by and between Renal Treatment Centers-
          Colorado, Inc., Renal Treatment Centers - Nebraska, Inc., Renal
          Treatment Centers - Wyoming, Inc. and The Dialysis Centers Limited
          Liability Company (incorporated herein by reference to Exhibit No. 2 filed under the Company's Form 8-K Current Report dated June 15,
          1994).

10.14 Agreement and Plan of Merger dated as of July 25, 1995 among the Company, Renal Treatment Centers -Kansas, Inc. and the individuals and their affiliated companies set forth therein (incorporated herein by reference to Exhibit No. 2.1 filed under the Company's Form 8-K
          Current Report dated August 1, 1995).

10.15 Agreement and Plan of Merger dated as of January 11, 1996 among the Company, Renal Treatment Centers - Hawaii, Inc., Intercontinental
          Medical Services, Inc. and Dudley S.J. Seto, M.D. (incorporated herein by reference to Exhibit No. 2.1 filed under the Company's Current
          Report on Form 8-K dated February 20, 1996).

10.16*    Employment Agreement dated as of May 2, 1996 between the Company and
          Ronald H. Rodgers, Jr. (incorporated herein by reference to Exhibit
          No. 10.25 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.17* Employment Agreement dated as of March 11, 1996 between the Company and Thomas J. Karl (incorporated herein by reference to Exhibit No.
          10.26 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

10.18*    Executive Severance Agreement dated as of March 11, 1996 between the
          Company and Thomas J. Karl (incorporated herein by reference to Exhibit No. 10.27 filed under the Company's Quarterly Report on Form
          10-Q for the quarter ended June 30, 1996).

10.19     Asset Purchase Agreement dated as of May 29, 1996 between Renal
          Treatment Centers - Pennsylvania, Inc. and KCCC Liquidating Trust
          (incorporated herein by reference to Exhibit No. 2.1 filed under the Company's Current Report on Form 8-K dated May 29, 1996).

Exhibits  Description                                                      Pages
--------  -----------                                                      -----
10.20     Asset Purchase Agreement dated as of May 29, 1996 between Renal
          Treatment Centers - Pennsylvania, Inc. and KCDC Liquidating Trust
          (incorporated herein by reference to Exhibit No. 2.2 filed under the
          Company's Current Report on Form 8-K dated May 29, 1996).

10.21*    Employment Agreement dated as of March 1, 1996 between the Company and
          Mark A. Zawiski (incorporated herein by reference to Exhibit No. 10.30 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

10.22*    Executive Severance Agreement dated as of March 1, 1996 between the
          Company and Mark A. Zawiski (incorporated herein by reference to Exhibit No. 10.31 filed under the Company's Quarterly Report on Form
          10-Q for the quarter ended September 30, 1996).

10.23     Asset Purchase Agreement dated as of September 7, 1996 between Renal
          Treatment Centers - Georgia, Inc. and Columbus Regional Dialysis
          Center, Inc. (incorporated herein by reference to Exhibit No. 2.1 filed under the Company's Current Report on Form 8-K dated September
          16, 1996).

10.24     Asset Purchase Agreement dated as of September 7, 1996 between Renal
          Treatment Centers - Alabama, Inc. and Phenix City Nephrology Referral
          Center, Inc. (incorporated herein by reference to Exhibit No. 2.2 filed under the Company's Current Report on Form 8-K dated September
          16, 1996).

11.1      Statement regarding Computation of Per Share Earnings.

12.1      Statement regarding Computation of Ratio of Earnings to Fixed Charges.

21.1      Subsidiaries of the Company.

23.1      Consent of Coopers & Lybrand L.L.P.

23.2      Consent of Deloitte & Touche L.L.P.

23.3      Consent of Baird, Kurtz & Dobson

27.1      Financial Data Schedule

_______________
  *Management Contracts and Compensatory Plans or Arrangements