Form 10-Q
period 1997-03-31
RENAL TREATMENT CENTERS INC /DE/
filed 1997-05-14
CIK 899169

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

(Mark One)                   Washington, D.C. 20549



(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1997
                               ----------------------

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________



Commission file number 1-14142

                         Renal Treatment Centers, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                       23-2518331
---------------------------------                    ---------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

         1180 W. Swedesford Road
         Building 2, Suite 300
                   Berwyn, PA                               19312
---------------------------------                    ---------------------
(Address of principal executive offices)                (Zip code)


Registrant's telephone number, including area code: 610-644-4796

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                    Outstanding at May 8, 1997
         -----                                    --------------------------
Common Stock, Par Value $.01                           24,973,035 shares

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           Page
                                                                           ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

               Consolidated Balance Sheets--
               March 31, 1997 and December 31, 1996   ....................   3

               Consolidated Statements of Income-
               Three months ended March 31, 1997 and 1996   ..............   4

               Consolidated Statements of Cash Flows--
               Three months ended March 31, 1997 and 1996   ..............   5

               Notes to Consolidated Financial Statements   ..............   6

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations   ...........   7


PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K  ....................... 10 - 11


SIGNATURES   ...........................................................    12


EXHIBITS   ..............................................................   13

PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements

                Renal Treatment Centers, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                                                                 March 31,           December 31,
                                                                                                   1997                 1996
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                                                         $9,487,839         $  1,445,798
   Investments                                                                                           -           41,202,123
   Accounts receivable, net of allowance for
      doubtful accounts of $4,135,749 in 1997 and
      $4,233,552 in 1996                                                                        87,061,674           79,138,388
   Inventories                                                                                   4,099,362            4,388,290
   Deferred taxes                                                                                  765,145              765,145
   Prepaid expenses and other current assets                                                     3,727,563            2,749,497
---------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                      105,141,583          129,689,241
---------------------------------------------------------------------------------------------------------------------------------
Property and equipment (net of accumulated depreciation of $21,698,808 in 1997
   and $19,691,015 in 1996.)                                                                    47,031,379           39,578,245
Intangibles (net of accumulated amortization of $36,447,541 in 1997 and
$32,934,871 in 1996.)                                                                          167,439,151          130,645,378
Deferred taxes, non-current                                                                      2,807,064            2,807,064
---------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                            $322,419,177         $302,719,928
=================================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                                                            $5,084,239         $ 12,369,365
   Accounts payable                                                                              9,598,457           11,341,983
   Accrued compensation                                                                          4,711,800            3,838,502
   Accrued expenses                                                                              3,367,363            4,051,614
   Accrued income taxes                                                                          2,794,415              164,535
   Accrued interest                                                                              1,661,394            3,638,874
---------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                 27,217,669           35,404,873
---------------------------------------------------------------------------------------------------------------------------------
Long-term debt, net                                                                            150,267,999          130,573,685
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized: none issued
   Common stock, $.01 par value, 45,000,000 shares authorized:  issued and
      outstanding 24,654,419 and 24,430,256 shares in 1997 and 1996, respectively.                 246,544              244,303
Additional paid-in capital                                                                      90,060,639           87,890,138
Retained earnings                                                                               55,020,402           49,001,005
---------------------------------------------------------------------------------------------------------------------------------
                                                                                               145,327,585          137,135,446
---------------------------------------------------------------------------------------------------------------------------------
   Less treasury stock, 37,202 shares in 1997 and 1996, at cost                                  (394,076)            (394,076)
---------------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                               144,933,509          136,741,370
---------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                                                   $322,419,177         $302,719,928
=================================================================================================================================

         See accompanying notes to consolidated financial statements.

                Renal Treatment Centers, Inc. and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)


                                                                              Three Months Ended March 31,
                                                                               1997                   1996
------------------------------------------------------------------------------------------------------------------------------------

Net patient revenue                                                       $71,107,221              $50,549,827
Patient care costs                                                         34,325,569               24,485,227
------------------------------------------------------------------------------------------------------------------------------------

Operating profit                                                           36,781,652               26,064,600

General and administrative expense                                         17,477,866               13,153,351
Provision for doubtful accounts                                             2,191,477                1,571,186
Depreciation and amortization expense                                       5,733,667                3,572,201
Merger expenses                                                                     -                1,708,247
------------------------------------------------------------------------------------------------------------------------------------

Income from operations                                                     11,378,642                6,059,615

Interest expense, net                                                       1,824,043                  697,120
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                  9,554,599                5,362,495
Provision for income taxes                                                  3,535,202                1,990,207
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                 $6,019,397               $3,372,288
------------------------------------------------------------------------------------------------------------------------------------


Per Share Data:

Primary earnings per common and common
   stock equivalent                                                        $     0.24               $     0.14

Weighted average number of common and common
   stock equivalents outstanding                                           25,261,187               24,760,812

Fully diluted earnings per common and common
   stock equivalent                                                        $     0.24               $     0.14

Weighted average number of common and common
   stock equivalents outstanding                                           25,702,611               25,464,145

         See accompanying notes to consolidated financial statements.

                Renal Treatment Centers, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                1997                     1996
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                               $6,019,397               $3,372,288
   Adjustments to reconcile net income to
    net cash provided by operating activities:
         Depreciation and amortization                                                       5,827,417                3,583,036
         Provision for doubtful accounts                                                     2,191,477                1,571,186
         Equity in (earnings) losses from affiliates                                          (82,865)                  242,372
         Changes in operating assets and liabilities, net of effects of companies acquired:
         Accounts receivable                                                              (10,114,763)              (2,931,954)
         Inventories                                                                           636,284                (813,448)
         Prepaid expenses and other current assets                                           (926,864)                  431,081
         Accounts payable and accrued expenses                                             (3,768,643)              (3,960,540)
         Accrued income taxes                                                                2,524,694                  102,085
------------------------------------------------------------------------------------------------------------------------------------

         Net cash provided by operating  activities                                          2,306,134                1,596,106
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Capital expenditures                                                              (5,824,001)              (2,005,302)
         Purchase of businesses, net of cash acquired                                     (42,841,882)              (2,010,241)
         Sale of investments                                                                41,202,123                        -
         Other                                                                               (711,465)                (613,125)
------------------------------------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                                             (8,175,226)              (4,628,668)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Proceeds from long-term debt borrowings                                            23,000,000                1,500,000
         Repayments of debt                                                                (9,296,614)              (3,587,473)
         Proceeds from issuance of common stock                                                454,453                  524,581
         Payments on capital lease obligations                                               (246,706)                (793,671)
------------------------------------------------------------------------------------------------------------------------------------

         Net cash (used in) provided by financing activities                                13,911,133              (2,356,563)
------------------------------------------------------------------------------------------------------------------------------------

Net  increase (decrease) in cash and cash equivalents                                        8,042,041              (5,389,125)
Cash and cash equivalents at beginning of period                                             1,445,798                8,231,421
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                  $9,487,839               $2,842,296
====================================================================================================================================


         See accompanying notes to consolidated financial statements.

                Renal Treatment Centers, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)


1.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 28, 1997.

2.  COMMITMENTS AND CONTINGENCIES:

The Company is a party to certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and/or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse impact on the Company's results of operations, financial condition or liquidity.

3.  SIGNIFICANT EVENTS:

Purchase Transactions:

During the first quarter of 1997, the Company acquired substantially all of the assets of twelve dialysis centers, inclusive of one center operating under a management agreement. Eight of the centers are located in Texas, two centers are located in the Republic of Argentina and one center each is located in Nevada, Florida and Pennsylvania. Combined, these centers provide care to an effective patient base of approximately 830, including patients covered under inpatient dialysis service agreements with eight hospitals.

Other Events:

In March 1997, the Financial Accounting Standard Board issued Statement of Financial Accounts Standards (SFAS) No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. In addition, this statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement requires restatement of all prior-period EPS data presented.

Although the Company is not permitted to adopt this statement in an earlier period, pro-forma disclosures as if the Company had adopted the requirements beginning in 1996 are presented below:

                                                           Three Months Ended
                                                         1997            1996
--------------------------------------------------------------------------------
Basic:
   Basis earnings per share                             $0.25            $0.14
   Weighted average number of shares               24,509,763       24,036,542

Dilutive:
   Dilutive earnings per share                          $0.24            $0.14
   Weighted average number of common and
        common stock equivalents outstanding       25,702,611       25,464,145

Subsequent Event:

On May 2, 1997, the Company amended its revolving credit/term facility ("Credit Agreement") to increase the amount available under the Credit Agreement from $100,000,000 to $200,000,000 and to make certain other changes to the terms of the Credit Agreement, including amendments to certain covenants, the amortization schedule and the interest rates.

Item 2.         Renal Treatment Centers, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


Overview

Renal Treatment Centers, Inc. provides dialysis treatments to patients suffering from chronic kidney failure, primarily in its freestanding outpatient dialysis treatment centers or in patients' homes. The Company also provides acute inpatient dialysis services to hospitals. As of May 1, 1997, the Company operated 128 outpatient dialysis centers in 23 states, the District of Columbia and the Republic of Argentina and provided dialysis services to approximately 9,300 patients. In addition, the Company provided inpatient dialysis services at 95 hospitals located in the Company's service areas.

Results of Operations

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of net patient revenue and the period-to-period percentage changes in such information.

                                            Percentage of
                                         Net Patient Revenue
                                         Three Months Ended     Period-to-Period
                                              March 31,        Percentage Change
--------------------------------------------------------------------------------
                                         1997          1996      1997 vs. 1996
--------------------------------------------------------------------------------
                                          100.0%       100.0%        40.7%
Net patient revenue                        48.3%        48.4%        40.2%
Patient care costs                         24.6%        26.0%        32.9%
General and administrative expense          3.1%         3.1%        39.5%
Provision for doubtful accounts             8.1%         7.1%        60.5%
Depreciation and amortization expense          -         3.4%            -
Merger expenses                            16.0%        12.0%        87.8%
Income from operations                      2.6%         1.4%       161.7%
Interest expense, net                      13.4%        10.6%        78.2%
Income before income taxes                  5.0%         3.9%        77.6%
Provision for income taxes                  8.5%         6.7%        78.5%
Net income

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Net Patient Revenue. Net patient revenue for the three months ended March 31, 1997 was $71,107,221 as compared to $50,549,827 for the same period in 1996, representing an increase of 40.7%. Of this increase, $14,769,264 was attributable to the revenue generated from the operations of 22 centers and certain acute care agreements acquired in 14 separate purchase transactions from April 1996 through March 1997. Of the remaining increase of $5,788,130, $3,193,302 was attributable to an increase in same-center treatments and $2,594,828 was attributable to an increase in the average same-center revenue per treatment, which, in turn, was due to an increase in the administration of Erythropoietin ("EPO") and other ancillary revenue items and an improvement in the Company's third party payor mix.

Patient Care Costs. Patient care costs increased 40.2% to $34,325,569 for the three months ended March 31, 1997 from $24,485,227 for the same period in 1996. The increase was principally the result of the acquisitions that were completed from April 1996 through March 1997. However, as a percentage of net patient revenue, patient care costs decreased to 48.3% for the three months ended March 31, 1997 from 48.4% for the same period in 1996. This percentage decrease was primarily related to the increase in same-center net revenue per treatment. The increase in same-center net revenue per treatment was partially offset by the additional costs related to the increased administration of EPO and other ancillary revenue items.

General and Administrative Expense. General and administrative expense increased $4,324,515, or 32.9%, to $17,477,866 for the three months ended March 31, 1997, as compared to $13,153,351 for the same period in 1996. This increase was primarily the result of additional facility operating costs as well as additional corporate and facility personnel required to support the centers acquired and opened from April 1996 through March 1997. As a percentage of net patient revenue, general and administrative expense decreased to 24.6% for the three months ended March 31, 1997, as compared to 26.0% for the three months ended March 31, 1996. The decrease as a

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

percentage of net patient revenue was attributable to the Company's ability to maintain certain costs, while increasing net revenues through acquisitions, internal growth and start up operations.

Provision for doubtful accounts. Provision for doubtful accounts increased $620,291, or 39.5%, to $2,191,477 for the three months ended March 31, 1997, as compared to $1,571,186 for the same period in 1996. This increase was principally a result of the additional net patient revenue generated from acquisitions that occurred subsequent to the first quarter of 1996. As a percentage of net patient revenue, the provision for doubtful accounts was 3.1% for the three months ended March 31, 1997 and 1996.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $2,161,466, or 60.5%, for the three months ended March 31, 1997 when compared to the same period in 1996. As a percentage of net patient revenue, depreciation and amortization expense was 8.1% for the three months ended March 31, 1997, as compared to 7.1% for the three months ended March 31, 1996. Both the dollar and percentage increases were attributable to the purchase acquisitions completed from April 1996 through March 1997.

Merger Expenses. There were no merger expenses for the three months ended March 31, 1997, as compared to $1,708,247 for the same period in 1996. For the three months ended March 31, 1996, merger expenses were incurred as a result of the mergers with Intercontinental Medical Services, Inc. and Midwest Dialysis Units and its affiliates which were completed on February 20, 1996 and February 29, 1996, respectively, and were accounted for under the pooling-of-interests method of accounting. Merger expenses include investment banking, legal, accounting and other fees and expenses.

Income from Operations. Income from operations increased 87.8% to $11,378,642 for the three months ended March 31, 1997 from $6,059,615 for the same period in 1996. This increase was primarily due to the increase in net revenues from the centers acquired, from April 1996 through March 1997, which exceeded the increase in patient care costs, general and administrative expense and depreciation and amortization expense related to such acquired businesses. In addition, the Company did not incur any merger expenses during the three months ended March 31, 1997 as compared to $1,708,247 incurred in the same period last year. Additionally, same-center treatment and revenue per treatment growth contributed to the increase in income from operations.

Interest Expense, net. Interest expense, net, was $1,824,043 for the three months ended March 31, 1997 as compared to interest expense, net, of $697,120 for the same period in 1996. The increase in interest expense, net, was attributable to the interest expense associated with the Company's issuance of $125,000,000 principal amount of 5 5/8% Convertible Subordinated Notes due 2006 (the "Notes") on June 12, 1996.

Provision for Income Taxes. Provision for income taxes increased 77.6% to $3,535,202 from $1,990,207 for the three months ended March 31, 1997 and 1996, respectively. For the three months ended March 31, 1997, the Company's effective tax rate was 37.0% compared to an effective tax rate of 37.1% during the same period in 1996. The increase was primarily due to an increase in income before taxes of 78.2%.

Net Income. Net income increased 78.5% to $6,019,397 for the three months ended March 31, 1997 from $3,372,288 for the same period in 1996. The increase was due to each of the items discussed above.

Liquidity and Capital Resources

The Company requires capital for the acquisition of dialysis centers, for the expansion of operations of its existing dialysis centers, including the replacement of equipment and addition of leasehold improvements, for the integration of new centers into its network of existing dialysis services and for meeting working capital requirements.

During the three months ended March 31, 1997, expenditures for acquisitions totalled $42,841,882, compared to $2,010,241 for the three months ended March 31, 1996. The expenditures in 1997 resulted from the acquisition of ten centers in January 1997, one center in February 1997 and one center in March 1997, as compared to the expenditures in 1996, which resulted from the acquisition of one center in March 1996. For the three months ended March 31, 1997 and 1996 capital expenditures were $5,824,001 and $2,005,302, respectively. Cash from operations before investing and financing activities was $2,306,134 and $1,596,106 for the three months ended March 31, 1997 and 1996, respectively. The principal sources of the Company's liquidity during the first three months of 1997 were earnings, borrowings under the Credit Agreement and remaining proceeds from the issuance of the Notes. The Company had cash and cash equivalents of $9,487,839 at March 31, 1997.

The Credit Agreement, as amended on May 2, 1997, provides for a $200,000,000 revolving credit/term facility available to fund acquisitions and general working capital requirements, of which $23,000,000 and $0 were outstanding as of March 31, 1997 and December 31, 1996, respectively. The revolving credit/term facility converts into a term loan March 31, 2000 that is payable in 16 equal quarterly installments commencing June, 2000 through March, 2004. Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the agent bank's base rate payable on a quarterly basis or (ii) a one-, two-, three-, or six-month period LIBOR rate plus .50% to 1.50%, depending on the Company's ratio of consolidated debt to annualized cash flow, payable at maturity. The weighted

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

average interest rate of all loans outstanding at March 31, 1997 was 6.7%. Loans under the Credit Agreement are collateralized by the pledge of all stock of the Company's subsidiaries and the assignment of all intercompany notes.

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

Risk Factors

In evaluating the Company, its business and its financial position, the following risk factors should be carefully considered in addition to the other information contained herein. The following factors, among others, could affect the Company's future results and cause them to differ materially from any forward-looking statements made by or on behalf of the Company, including, without limitation, the statements under "Liquidity and Capital Resources" relating to the costs of developing dialysis centers.

Dependence on Medicare, Medicaid and Other Sources of Reimbursement.
The Company is reimbursed for dialysis services primarily at fixed rates as established in advance under the Medicare End Stage Renal Disease ("ESRD") program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of approximately 80% of the composite rate for dialysis treatment. The composite rate is determined by the Health Care Financing Administration ("HCFA") for reimbursement of Medicare patients. Approximately 58% and 59% of the Company's net patient revenue during the year ended December 31, 1996 and the three months ended March 31, 1997, respectively, was funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. The Company is not able to predict whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. The Company is also unable to predict whether certain services, as to which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate.

Since June 1, 1989, the Medicare ESRD program has provided reimbursement for the administration to dialysis patients of EPO. Most of the Company's dialysis patients receive EPO. Revenues associated with the administration of EPO are significant to the Company and the Company cannot predict future changes in the reimbursement rate, the typical dosage per administration or the cost of EPO. EPO is produced by only one manufacturer, and any interruption of supply could adversely affect the Company's operations.

All of the states in which the Company currently operates dialysis centers provide Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. The Company estimates that approximately 4% of its net patient revenue during the fiscal year ended December 31, 1996 and during the three months ended March 31, 1997 was funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business.

Approximately 38% and 37% of the Company's net patient revenue during the fiscal year ended December 31, 1996 and during the three months ended March 31, 1997, respectively, was from sources other than Medicare and Medicaid. These sources include payments from third-party, non-government payors and payments from hospitals with which the Company has agreements for the provision of inpatient acute dialysis treatments, in each case at rates that generally exceed the Medicare and Medicaid rates. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net patient revenue and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

HCFA is conducting a four-year demonstration project, in which four managed care companies have been awarded contracts to develop and implement capitated reimbursement systems for ESRD patients in their respective markets. The project is intended to assist HCFA in determining whether to allow open enrollment of ESRD patients into managed care plans serving Medicare beneficiaries. Currently, managed care companies are permitted to arrange for the provision of dialysis services only to existing members in their programs who develop ESRD. The Company is unable to predict whether the demonstration project will result in large numbers of ESRD patients enrolling in managed care programs, or the impact of the enrollment of ESRD patients in managed care programs on the Company. The widespread introduction of managed care to dialysis services could result in a reduction in the rates of reimbursement for the Company's services, which could have a material adverse effect on the Company's revenues and net earnings.

Operations Subject to, and Potential Effects of, Governmental Regulation.
The Company is subject to extensive regulation by both the Federal government and the states in which it conducts its business, including the illegal remuneration provisions of the Social Security Act and similar state laws, which impose civil and criminal sanctions on persons who solicit, offer, receive or pay any remuneration, directly or indirectly, in consideration for referring a patient for treatment that is paid for in whole or in part by Medicare, Medicaid or similar state programs. The Federal government has published regulations that provide exceptions or safe harbors for certain business transactions. Transactions that are structured within the safe harbors are deemed not to violate the illegal remuneration provisions. Transactions that do not satisfy all elements of a relevant safe harbor do not necessarily violate the illegal remuneration statute, but may be subject to greater scrutiny by enforcement agencies. The arrangements between the Company and the physician directors of its dialysis centers ("Physician Directors") have been structured to satisfy the elements of the applicable safe harbors, but there can be no assurance that they will not be found to violate the illegal remuneration provisions. In addition, certain of the Company's Physician Directors from whom the Company has acquired dialysis centers have received shares of the Company's Common Stock in full or partial consideration for such acquisitions, and other Physician Directors may have purchased shares of the Company's Common Stock in the open market. The Company believes that such security ownership falls within one of the safe harbors, but there can be no assurance that such security ownership will not be found to violate the illegal remuneration provisions. Although the Company has never been challenged under these statutes and believes it complies in all material respects with these and all other applicable laws and regulations, there can be no assurance that the Company will not be required to change its practices or relationships with its Physician Directors or that the Company will not experience material adverse effects as a result of any such challenge.

The Omnibus Budget Reconciliation Act of 1989 includes certain provisions ("Stark I") that restrict physician referrals for clinical laboratory services to entities with which a physician or an immediate family member has a financial relationship. HCFA has published regulations interpreting Stark I, which specifically provide that services furnished in an ESRD facility that are included in the composite billing rate are excluded from the coverage of Stark
I. The Company believes that the language and legislative history of Stark I indicate that Congress did not intend to include laboratory services provided incidental to dialysis services within the Stark I prohibition; however, laboratory services not included in the Medicare composite rate could be included within the coverage of Stark I. The Omnibus Budget Reconciliation Act of 1993 includes certain provisions ("Stark II") that restrict physician referrals for certain designated health services to entities with which a physician or an immediate family member has a financial relationship. The Company believes that the language and legislative history of Stark II indicate that Congress did not intend to include dialysis services and the services and items provided incident to dialysis services within the Stark II prohibitions; however, certain services, including the provision of, or arrangement and assumption of financial responsibility for, outpatient prescription drugs, including EPO, and clinical laboratory services, could be construed as designated health services within the meaning of Stark II.

Violations of Stark I or Stark II are punishable by civil penalties, which may include exclusion or suspension of the provider from future participation in Medicare and Medicaid programs and substantial fines. Due to the breadth of the statutory provisions and the absence of regulations or court decisions addressing laboratory services not included in the Medicare composite rate and the specific arrangements by which the Company conducts its business, it is possible that the Company's practices might be challenged under these laws.

The Clinton administration's health care reform proposals, and other health care reform proposals in general, have not addressed the Medicare ESRD program. Nevertheless, health care reform in general, and Medicare reform in particular, could bring radical change in the financing and regulation of the health care business, and the Company is unable to predict the effect of such changes on its future operations. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse effect on the results of operations of the Company.

Risks Inherent in Growth Strategy.
The Company's business strategy depends in significant part on its ability to acquire or develop additional dialysis centers. This strategy is dependent on the continued availability of suitable acquisition candidates at acceptable prices and subjects the Company to the risks inherent in assessing the value, strengths and weaknesses of acquisition candidates, integrating and managing the operations of acquired companies and identifying suitable locations for additional centers. The Company's growth is expected to place significant demands on the Company's financial resources. The Company plans to borrow a significant portion of the funds needed to acquire or develop centers

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

in the future. Although the Company's Credit Agreement with a consortium of bank lenders includes up to $200,000,000 for acquisition and development activities and general working capital requirements, additional equity or debt financings are expected to be required in order for the Company to fund its expansion plans. There can be no assurance that the Company will continue to be able to obtain necessary financing on acceptable terms for the acquisition or development of centers or that the Company will otherwise be successful in acquiring or developing new centers. No assurance can be given that the Company will make any additional acquisitions or develop any additional centers.

Dependence on Physician Referrals.
The Company's centers are dependent upon referrals of ESRD patients for treatment by physicians specializing in nephrology and practicing in the communities served by the Company's dialysis centers. As is customary in the dialysis industry, at each center one or a few physicians account for all or a significant portion of the patient referral base. The loss of one or more key referring physicians at a particular center could have a material adverse impact on the operations of that center and could adversely affect the Company's overall operations. Financial relationships with physicians and other referral sources are highly regulated. The illegal remuneration provisions of the Social Security Act and similar state laws prohibit contracts for referrals.

Competition.
The dialysis industry is fragmented and highly competitive, particularly from the standpoint of competition for acquisition of existing dialysis centers and developing relationships with referring physicians. Competition for qualified physicians to act as Physician Directors is also high. Also, a number of health care providers have entered or may decide to enter the dialysis business. Certain of the Company's competitors have substantially greater financial resources than the Company and may compete with the Company for acquisitions and for development of centers in markets targeted by the Company. There can be no assurance that the Company can continue to compete effectively with such providers. In addition, competition has increased the cost of acquiring existing dialysis centers and there can be no assurance that these costs will not continue to increase as a result of future industry consolidation. Furthermore, some of the Company's centers are in urban areas where there are many competing centers in close proximity. The Company has also experienced competition from the establishment of centers by former Physician Directors and referring physicians.

Dependence on Key Personnel.
The Company is dependent on certain key management personnel, particularly its President and Chief Executive Officer, Robert L. Mayer, Jr., the loss of whom could have an adverse effect on the Company's business. Moreover, the Company believes that its future success will be significantly dependent on its ability to attract and retain qualified physicians to serve as Physician Directors of its dialysis centers. In addition, the Company will need to continue to attract and retain highly skilled nurses, competition for whom is intense.

Part II. Other Information
--------------------------

Item 2.  Changes in Securities:

(c) On March 1, 1997, the Company issued 166,139 shares of the Company's Common Stock upon conversion of a portion of the outstanding principal amount of a convertible note originally issued to the seller in an acquisition in June 1994. The note is convertible at the rate of $10.3425 principal amount per share of Common Stock. The shares were issued in a private placement pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Pursuant to an agreement between the Company and the seller entered into in February 1997, the Company is prepaying the note, and the seller has elected to convert the amounts prepaid into Common Stock, in three installments of 166,139 shares each, on March 1, April 1, and May 1, 1997.

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

         The following exhibits are filed herewith:

           Exhibit No.        Document
           -----------        --------

                10.1 Renal Treatment Centers, Inc. Amended and Restated 1990 Stock Plan (incorporated herein by reference to Exhibit No. 10.1 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

             10.12.6          Fifth Amendment to Lease dated November 26, 1996.

                11.1 Computation of Primary and Fully Diluted Earnings per Share.

                27            Financial Data Schedule

           ----------
           *Management contract or compensatory plan or arrangement

(b)        Reports on Form 8-K

           Form 8-K dated February 5, 1997 filed to report under Item 5 consolidated selected financial data, management's discussion and analysis and consolidated financial statements and financial statement schedule as of December 31, 1993, 1994 and 1995 and for each of the three years in the period ended December 31, 1995 giving retroactive effect to the merger with Panama City Artificial Kidney Center, Inc. and North Florida Artificial Kidney Center, Inc. (collectively, the "Group"). The Company previously filed this information as supplemental financial statements in a Current Report on Form 8-K dated August 23, 1996. After that time, the Company filed post- combination results of operations including the Group. Accordingly, the financial statements in the Form 8-K dated February 5, 1997 were filed as the historical financial statements of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   RENAL TREATMENT CENTERS, INC.



Date:        May 14, 1997                 By:      /s/Ronald H. Rodgers, Jr.
         ----------------------------              -------------------------
                                                   Ronald H. Rodgers, Jr.
                                                   Vice President - Finance and
                                                   Chief Financial Officer




Date:         May 14, 1997                By:      /s/Keith W. Jones
         ----------------------------              -----------------
                                                   Keith W. Jones
                                                   Chief Accounting Officer

                Renal Treatment Centers, Inc. and Subsidiaries
                                 Exhibit Index


                                                                                                                  Located at
Exhibit No.       Description                                                                                           Page
-----------       -----------                                                                                           ----
     10.1         Renal Treatment Centers, Inc. Amended and Restated 1990 Stock Plan (incorporated herein by reference to Exhibit No. 10.1 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

     10.12.6      Fifth Amendment to Lease dated November 26, 1996.

     11.1         Computation of Primary and Fully Diluted  Earnings per Share.

     27           Financial Data Schedule

----------------
* Management contract or compensatory plan or arrangement.