Form 10-Q
period 1997-06-30
RENAL TREATMENT CENTERS INC /DE/
filed 1997-08-14
CIK 899169

                                   Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

(Mark One)                   Washington, D.C. 20549



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1997
                               ------------------------

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------


Commission file number 1-14142


                         Renal Treatment Centers, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                     23-2518331
--------------------------------------              -----------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                      Identification No.)

      1180 W. Swedesford Road
       Building 2, Suite 300
            Berwyn, PA                                       19312
--------------------------------------              -----------------------
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

Yes  X  No
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class                                Outstanding at August 7, 1997
     -----                           -----------------------------------------
Common Stock, Par Value $.01                   24,989,141 shares

                 RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets--
          June 30, 1997 and December 31, 1996.................................3

          Consolidated Statements of Income--
          Three and six months ended June 30, 1997 and 1996...................4

          Consolidated Statements of Cash Flows--
          Six months ended June 30, 1997 and 1996.............................5

          Notes to Consolidated Financial Statements..........................6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................7-12


PART II.  OTHER INFORMATION

Item 2.   Changes in Securities..............................................13

Item 4.   Submission of Matters to a Vote of Security Holders................13

Item 6.   Exhibits and Reports on Form 8-K...................................13

SIGNATURES...................................................................15

EXHIBITS....................................................................16-


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                 Renal Treatment Centers, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                                 June 30,     December 31,
                                                                                   1997           1996
----------------------------------------------------------------------------------------------------------
Assets
Current Assets:
     Cash                                                                     $  9,129,138    $  1,445,798
     Investments                                                                         -      41,202,123
     Accounts Receivable, net of allowance for doubtful accounts of
        $4,213,059 in 1997 and $4,233,552 in 1996                               94,948,837      79,138,388
     Inventories                                                                 5,064,238       4,388,290
     Deferred Taxes                                                                765,145         765,145
     Prepaid expenses and other current assets                                   6,943,142       2,749,497
----------------------------------------------------------------------------------------------------------
          Total current assets                                                 116,850,502     129,689,241
----------------------------------------------------------------------------------------------------------
Property and equipment (net of accumulated depreciation of $24,832,100
     in 1997 and $19,691,015 in 1996)                                           51,891,707      39,578,245
Intangibles (net of accumulated amortization of $40,523,648 in 1997 and
     $32,934,871 in 1996)                                                      187,097,297     130,645,378
Deferred Taxes, non-current                                                      2,807,064       2,807,064
----------------------------------------------------------------------------------------------------------
          Total assets                                                        $358,646,570    $302,719,928
----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                                        $  1,313,808    $ 12,369,365
     Accounts payable                                                           10,848,340      11,341,983
     Accrued compensation                                                        4,464,111       3,838,502
     Accrued expenses                                                            5,956,394       4,051,614
     Accrued income taxes                                                        1,280,317         164,535
     Accrued interest                                                            3,430,002       3,638,874
----------------------------------------------------------------------------------------------------------
          Total current liabilities                                             27,292,972      35,404,873
----------------------------------------------------------------------------------------------------------
Long-term debt, net                                                            175,629,792     130,573,685
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized: none issued
     Common stock, $.01 par value, 45,000,000 shares authorized:
      issued and outstanding 25,025,739 and 24,430,256 shares in 1997
      and 1996, respectively                                                       250,257         244,303
Additional paid-in capital                                                      94,094,774      87,890,138
Retained earnings                                                               61,766,453      49,001,005
----------------------------------------------------------------------------------------------------------
                                                                               156,111,484     137,135,446
----------------------------------------------------------------------------------------------------------
     Less treasury stock, 36,598 shares in 1997 and 37,202 shares in
      1996, at cost                                                               (387,678)       (394,076)
----------------------------------------------------------------------------------------------------------
                                                                               155,723,806     136,741,370
----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $358,646,570    $302,719,928
----------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                 Renal Treatment Centers, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                        Three Months Ended June 30,  Six Months Ended June 30,
                                                             1997          1996          1997          1996
------------------------------------------------------------------------------------------------------------------
Net patient revenue                                       $77,273,282   $55,583,123  $148,380,503  $106,132,950
Patient care costs                                         36,672,989    26,997,151    70,998,558    51,482,378
------------------------------------------------------------------------------------------------------------------

Operating profit                                           40,600,293    28,585,972    77,381,945    54,650,572
General and administrative expense                         19,270,596    13,479,366    36,748,462    26,632,717
Provision for doubtful accounts                             2,047,197     1,737,321     4,238,674     3,308,507
Depreciation and amortization expense                       6,333,987     4,072,917    12,067,654     7,645,118
Merger expenses                                                     -             -             -     1,708,247
------------------------------------------------------------------------------------------------------------------

Income from operations                                     12,948,513     9,296,368    24,327,155    15,355,983
------------------------------------------------------------------------------------------------------------------

Interest expense, net                                       2,154,831       856,313     3,978,874     1,553,433
------------------------------------------------------------------------------------------------------------------

Income before income taxes                                 10,793,682     8,440,055    20,348,281    13,802,550
Provision for income taxes                                  4,047,631     3,009,329     7,582,832     4,999,536
------------------------------------------------------------------------------------------------------------------
Net income                                                $ 6,746,051   $ 5,430,726  $ 12,765,449  $  8,803,014
------------------------------------------------------------------------------------------------------------------

Per share data:

Primary earnings per common and common
 stock equivalent                                               $0.26         $0.20         $0.50         $0.34

Weighted average number of common and
 common stock equivalents outstanding                      25,714,787    26,740,469    25,490,834    26,211,155

Fully diluted earnings per common and
 common stock equivalent                                        $0.26         $0.20         $0.50         $0.33

Weighted average number of common and
 common stock equivalents outstanding                      25,844,770    27,256,337    25,789,820    26,711,952




          See accompanying notes to consolidated financial statements.

                 Renal Treatment Centers, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                    1997           1996
------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                                   $ 12,765,449   $  8,803,014
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                              12,255,154      7,666,084
       Deferred income taxes                                                                               -              -
       Provision for doubtful accounts                                                             4,238,674      3,308,507
       Equity in (earnings) losses from affiliates                                                   (74,377)             -
       Changes in operating assets and liabilities, net of effects of companies acquired:
       Accounts receivable                                                                       (20,049,123)   (11,355,559)
       Inventories                                                                                  (238,434)      (673,916)
       Prepaid expenses and other current assets                                                  (4,096,908)       239,556
       Accounts payable and accrued expenses                                                       1,298,221     (5,722,617)
       Accrued income taxes                                                                        1,010,596     (1,898,668)
------------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by operating activities                                      7,109,252        366,401
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
       Capital expenditures                                                                       (9,939,392)    (6,188,493)
       Purchase of businesses, net of cash acquired                                              (71,138,095)   (37,030,623)
       Purchase of investments                                                                             -    (55,311,043)
       Sale of investments                                                                        41,202,123      9,347,962
       Other                                                                                       1,137,712       (979,804)
------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                                  (38,737,652)   (90,162,001)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from long-term debt borrowings                                                    48,000,000     30,500,000
       Repayments of debt                                                                         (8,910,952)   (70,420,804)
       Issuance of 5 5/8% convertible subordinated notes                                                   -    125,000,000
       Net borrowings under line of credit                                                                 -        (50,000)
       Proceeds from issuance of common stock                                                        827,118      2,137,012
       Payment of dividends                                                                                -       (658,500)
       Debt issuance costs                                                                                 -     (3,750,000)
       Increase in financing fees                                                                          -              -
       Payments on capital lease obligations                                                        (604,426)    (1,535,784)
       Cash portion of consideration received for common stock                                             -        963,699
------------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities                                     39,311,740     82,185,623
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                               7,683,340     (7,609,977)
Cash and cash equivalents at beginning of period                                                   1,445,798      8,231,421
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                      $  9,129,138   $    621,444
==============================================================================================================================

          See accompanying notes to consolidated financial statements.

                Renal Treatment Centers, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 28, 1997.

2.  COMMITMENTS AND CONTINGENCIES:

The Company is a party to certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and/or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

3.  SIGNIFICANT EVENTS:

Business Acquisitions:

During the second quarter of 1997, the Company acquired thirteen dialysis centers. Ten of the centers are located in the Republic of Argentina, two centers are located in Texas and one center is located in Pennsylvania. Combined, these centers provide care to an effective patient base of approximately 800.

During the first quarter of 1997, the Company acquired twelve dialysis centers, including one center operating under a management agreement. Eight of the centers are located in Texas, two centers are located in the Republic of Argentina and one center each is located in Nevada, Florida and Pennsylvania. Combined, these centers provide care to an effective patient base of approximately 830.

Other Events:

On May 2, 1997, the Company amended its revolving credit/term facility ("Credit Agreement") to increase the amount available under the Credit Agreement from $100,000,000 to $200,000,000 and to make certain other changes to the terms of the Credit Agreement, including amendments to certain covenants, the amortization schedule and the interest rates.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. In addition, this statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. This statement requires restatement for all prior-period EPS data presented.

Although the Company is not permitted to adopt this statement in an earlier period, pro-forma disclosures as if the Company had adopted the requirements beginning in 1996 are presented below:

                                                       Three Months Ended       Six Months Ended
                                                            June 30,                June 30,
                                                      1997          1996       1997         1996
-----------------------------------------------------------------------------------------------------
Basic:
  Basic earnings per share                             $0.27        $0.21        $0.52        $0.35
  Weighted average number of shares               24,962,389   25,828,734   24,737,326   25,284,349

Dilutive:
  Dilutive earnings per share                          $0.26        $0.20        $0.50        $0.33
  Weighted average number of common and
    common stock equivalents outstanding          25,884,770   25,464,145   25,789,820   26,711,952

Item 2.         Renal Treatment Centers, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Overview

Renal Treatment Centers, Inc. (the "Company") provides dialysis treatments and ancillary services to patients suffering from chronic kidney failure, primarily in its freestanding outpatient dialysis treatment centers or in the patient's home. The Company also provides acute inpatient dialysis services to hospitals. As of August 1, 1997, the Company operated 150 outpatient dialysis centers in 23 states, the District of Columbia and the Republic of Argentina and provided dialysis services for approximately 10,400 patients. In addition, the Company provided inpatient dialysis services to over 100 hospitals.

Results of Operations

The following table sets forth, for the periods indicated, selected financial information expressed as a percentage of net patient revenue and the period-to-period percentage changes in such information.

                                                Percentage of                                 Percentage of
                                             Net Patient Revenue                           Net Patient Revenue
                                             Three Months Ended      Period-to-Period        Six Months Ended    Period-to-Period
                                                   June 30,          Percentage Change           June 30,        Percentage Change
-----------------------------------------------------------------------------------------------------------------------------------
                                               1997       1996         1997 vs. 1996        1997          1996     1997 vs. 1996
-----------------------------------------------------------------------------------------------------------------------------------
Net patient revenue                           100.0%     100.0%            39.0%           100.0%        100.0%         39.8%
Patient care costs                             47.5%      48.6%            35.8%            47.8%         48.5%         37.9%
General and administrative expense             24.9%      24.3%            43.0%            24.8%         25.1%         38.0%
Provision for doubtful accounts                 2.6%       3.1%            17.8%             2.9%          3.1%         28.1%
Depreciation and amortization expense           8.2%       7.3%            55.5%             8.1%          7.2%         57.8%
Merger expenses                                ----       ----             ----             ----           1.6%         ----
Income from operations                         16.8%      16.7%            39.3%            16.4%         14.5%         58.4%
Interest expense, net                           2.8%       1.5%           151.6%             2.7%          1.5%        156.1%
Income before income taxes                     14.0%      15.2%            27.9%            13.7%         13.0%         47.4%
Provision for income taxes                      5.2%       5.4%            34.5%             5.1%          4.7%         51.7%
Net income                                      8.7%       9.8%            24.2%             8.6%          8.3%         45.0%

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Net Patient Revenue. Net patient revenue for the six months ended June 30, 1997 was $148,380,503 as compared to $106,132,950 for the same period in 1996, representing an increase of 39.8%. Of this increase, $30,956,229 was attributable to the revenue generated from the operations of 35 centers and certain acute care agreements acquired in separate purchase transactions and the development of six new dialysis centers ("de novo" developments) from April 1996 through June 1997. Of the remaining increase of $11,291,324, $6,945,424 was attributable to an increase in same-center treatments and $4,345,900 was attributable to an increase in the average same-center revenue per treatment, which, in turn, was due to an increase in the administration of Erythropoietin ("EPO") and other ancillary revenue items and an improvement in the Company's third party payor mix.

Patient Care Costs. Patient care costs increased 37.9% to $70,998,558 for the six months ended June 30, 1997 from $51,482,378 for the same period in 1996.
The increase was principally the result of acquisitions that were completed from April 1996 through June 1997. However, as a percentage of net patient revenue, patient care costs decreased to 47.8% for the six months ended June 30, 1997
from 48.5% for the same period in 1996.   This percentage decrease was primarily
related to the increase in same-center net revenue per treatment. The increase in same-center net revenue per treatment was partially offset by the additional costs related to the increased administration of EPO and other ancillary revenue items.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and Administrative Expense. General and administrative expense increased $10,115,745, or 38.0%, to $36,748,462 for the six months ended June 30, 1997, as compared to $26,632,717 for the same period in 1996. This increase was primarily the result of additional facility operating costs as well as additional corporate and facility personnel required to support the centers acquired and opened from April 1996 through June 1997. As a percentage of net patient revenue, general and administrative expense decreased to 24.8% for the six months ended June 30, 1997, as compared to 25.1% for the six months ended June 30, 1996. The decrease as a percentage of net patient revenue was attributable to the Company's ability to maintain certain support costs, while increasing net revenues through acquisitions, internal growth and de novo developments.

Provision for doubtful accounts. Provision for doubtful accounts increased $930,167, or 28.1%, to $4,238,674 for the six months ended June 30, 1997, as compared to $3,308,507 for the same period in 1996. This increase was principally a result of the additional net patient revenue generated from acquisitions that occurred subsequent to the first quarter of 1996. As a percentage of net patient revenue, the provision for doubtful accounts was 2.9% for the six months ended June 30, 1997 and 3.1% for the same period in 1996.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $4,422,536, or 57.8%, for the six months ended June 30, 1997, when compared to the same period in 1996. As a percentage of net patient revenue, depreciation and amortization expense was 8.1% for the six months ended June 30, 1997, as compared to 7.2% for the six months ended June 30, 1996. Both the dollar and percentage increases were attributable to the purchase acquisitions completed from April 1996 through June 1997.

Merger Expenses. There were no merger expenses for the six months ended June 30, 1997, as compared to $1,708,247 for the same period in 1996. For the six months ended June 30, 1996, merger expenses were incurred as a result of the mergers with Intercontinental Medical Services, Inc. and Midwest Dialysis Units and its affiliates which were completed on February 20, 1996 and February 29, 1996, respectively, and were accounted for under the pooling-of-interests method of accounting. Merger expenses include investment banking, legal, accounting and other fees and expenses.

Income from Operations. Income from operations increased 58.4% to $24,327,155 for the six months ended June 30, 1997 from $15,355,983 for the same period in 1996. This increase was primarily due to the increase in net revenues from the centers acquired, from April 1996 through June 1997, which exceeded the increase in patient care costs, general and administrative expense and depreciation and amortization expense related to such acquired businesses. In addition, the Company did not incur any merger expenses during the six months ended June 30, 1997 as compared to $1,708,247 incurred in the same period last year. Same-center treatment and revenue per treatment growth also contributed to the increase in income from operations.

Interest Expense, net. Interest expense (net) was $3,978,874 for the six months ended June 30, 1997 as compared to interest expense (net) of $1,553,433 for the same period in 1996. The increase in interest expense (net) was attributable to the interest expense associated with the Company's issuance of $125,000,000 principal amount of 5 5/8% in Convertible Subordinated Notes due 2006 ("the Notes") on June 12, 1996.

Provision for Income Taxes. Provision for income taxes increased 51.7% to $7,582,832 from $4,999,536 for the six months ended June 30, 1997 and 1996, respectively. The increase was primarily due to an increase in income before taxes of 47.4%. For the six months ended June 30, 1997, the Company's effective tax rate was 37.3%, compared to an effective tax rate of 36.2% during the same period in 1996. The increase in the effective rate is primarily due to the acquisition the Company completed in July 1996 with Panama City Artificial Kidney Center ("PCAKC") and North Florida Artificial Kidney Center ("NFAKC"). This acquisition was accounted for as a pooling-of-interests and thus given retroactive effect as if the acquisition occurred on January 1, 1994. Since PCAKC and NFAKC were S Corporations, no income taxes were recorded with respect to PCAKC and NFAKC for the six months ended June 30, 1996.

Net Income. Net income increased 45.0% to $12,765,449 for the six months ended June 30, 1997 from $8,803,014 for the same period in 1996. The increase was due to each of the items discussed above.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Net Patient Revenue. Net patient revenue for the three months ended June 30, 1997 was $77,273,282 as compared to $55,583,123 for the same period in 1996, representing an increase of 39.0%. Of this increase, $16,570,594 was attributable to the revenue generated from the operations of 34 centers and certain acute care agreements acquired in separate purchase transactions and six de novo developments from May 1996 through June 1997. Of the remaining increase of $5,119,555, $3,818,494 was attributable to an increase in same-center treatments and $1,301,061 was attributable to an increase in the average same-center revenue per treatment, which, in turn, was due to an increase in the administration of EPO and other ancillary revenue items and an improvement in the Company's third party payor mix.

Patient Care Costs. Patient care costs increased 35.8% to $36,672,989 for the three months ended June 30, 1997 from $26,997,151 for the same period in 1996. The increase was principally the result of acquisitions that were completed from May 1996 through June 1997. However, as a percentage of net patient revenue, patient care costs decreased to 47.5% for the three months ended June 30, 1997 from 48.6% for the same period in 1996. This percentage decrease was primarily related to the increase in same-center net revenue per treatment. The increase in same-center net revenue per treatment was partially offset by the additional costs related to the increased administration of EPO and other ancillary revenue items.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General and Administrative Expense. General and administrative expense increased $5,791,230, or 43.0%, to $19,270,596 for the three months ended June 30, 1997, as compared to $13,479,366 for the same period in 1996. This increase was primarily the result of additional facility operating costs as well as additional corporate and facility personnel required to support the centers acquired and opened from May 1996 through June 1997. As a percentage of net patient revenue, general and administrative expense increased to 24.9% for the three months ended June 30, 1997, as compared to 24.3% for the three months ended June 30, 1996.

Provision for doubtful accounts. Provision for doubtful accounts increased $309,876, or 17.8%, to $2,047,197 for the three months ended June 30, 1997, as compared to $1,737,321 for the same period in 1996. This increase was principally a result of the additional net patient revenue generated from acquisitions that occurred subsequent to the first quarter of 1996. As a percentage of net patient revenue the provision for doubtful accounts was 2.6% for the three months ended June 30, 1997 and 3.1% for the same period in 1996.

Depreciation and Amortization Expense. Depreciation and amortization expense increased $2,261,070, or 55.5%, for the three months ended June 30, 1997, when compared to the same period in 1996. As a percentage of net patient revenue, depreciation and amortization expense was 8.2% for the three months ended June 30, 1997, as compared to 7.3% for the three months ended June 30, 1996. Both the dollar and percentage increases were attributable to the purchase acquisitions completed from May 1996 through June 1997.

Income from Operations. Income from operations increased 39.3% to $12,948,513 for the three months ended June 30, 1997 from $9,296,368 for the same period in 1996. This increase was primarily due to the increase in net revenues from the centers acquired, from May 1996 through April 1997, which exceeded the increase in patient care costs, general and administrative expense and depreciation and amortization expense related to such acquired businesses. In addition, same-center treatment and revenue per treatment growth contributed to the increase in income from operations.

Interest Expense, net. Interest expense (net) was $2,154,831 for the three months ended June 30, 1997 as compared to interest expense (net) of $856,313 for the same period in 1996. The increase in interest expense (net) was attributable to the interest expense associated with the Company's issuance of $125,000,000 principal amount of the Notes on June 12, 1996.

Provision for Income Taxes. Provision for income taxes increased 34.5% to $4,047,631 from $3,009,329 for the three months ended June 30, 1997 and 1996, respectively. The increase was primarily due to an increase in income before taxes of 27.9%. For the three months ended June 30, 1997, the Company's effective tax rate was 37.5% compared to an effective tax rate of 35.7% during the same period in 1996. The increase in the effective rate is primarily due to the acquisition the Company completed in July 1996 with PCAKC and NFAKC. This acquisition was accounted for as a pooling-of-interests and thus given retroactive effect as if the acquisition occurred on January 1, 1994. Since PCAKC and NFAKC were S Corporations, no income taxes were recorded with respect to PCAKC and NFAKC for the three months ended June 30, 1996.

Net Income. Net income increased 24.2% to $6,746,051 for the three months ended June 30, 1997 from $5,430,726 for the same period in 1996. The increase was due to each of the items discussed above.

Liquidity and Capital Resources

The Company requires capital for the acquisition and development of dialysis centers, for the expansion of operations of its existing dialysis centers, including the replacement of equipment and addition of leasehold improvements, for the integration of new centers into its network of existing dialysis services and for meeting working capital requirements.

During the six months ended June 30, 1997, expenditures for acquisitions totaled $71,138,095 compared to $37,030,623 for the six months ended June 30, 1996. The expenditures in 1997 resulted from the acquisition of ten centers in January, one center in February, one center in March, two centers in April, seven centers in May and four centers in June, as compared to the expenditures in 1996, which resulted from the acquisition of one center in March, one center in April, three centers in May and one center in June. For the six months ended June 30, 1997 and 1996, capital expenditures were $9,939,392 and $6,188,493, respectively. Cash from operations before investing and financing activities was $7,109,252 and $366,401 for the six months ended June 30, 1997 and 1996, respectively. The principal sources of the Company's liquidity during the first six months of 1997 were earnings, borrowings under the Credit Agreement and remaining proceeds from the issuance of the Notes. The Company had cash and cash equivalents of $9,129,138 at June 30, 1997.

The Credit Agreement, as amended on May 2, 1997, provides for a $200,000,000 revolving credit term facility available to fund acquisitions and general working capital requirements, of which $48,000,000 and $0 were outstanding as of June 30, 1997 and December 31, 1996, respectively. The revolving credit term facility converts into a term loan March 31, 2000 that is payable in 16 equal quarterly installments commencing June, 2000 and continuing through March, 2004. Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the agent bank's base rate payable on a quarterly basis or (ii) a one-, two-, three-, or six-month period LIBOR rate

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

plus .50% to 1.50%, depending on the Company's ratio of consolidated debt to annualized cash flow, payable at maturity. The weighted average interest rate of all loans outstanding at June 30, 1997 was 6.8%. Loans under the Credit Agreement are collateralized by the pledge of all stock of the Company's subsidiaries and the assignment of all intercompany notes.

The Company has historically expended the majority of its capital resources to implement its growth strategy and the Company intends to pursue a strategy of growth through the acquisition and development of dialysis centers. Management estimates that the development of a new center, depending on its size, requires approximately $500,000 to $1,000,000 for construction costs and the purchase of certain furniture and equipment (leasing certain of the assets can decrease initial cash flow) and approximately $75,000 to $150,000 in working capital. Acquisition of a dialysis center with an existing patient base typically requires more capital investment, but each investment varies based on relative size and other factors. No assurance can be given that the Company will be successful in implementing its growth strategy or that adequate sources of capital will be available on terms acceptable to the Company to pursue its growth strategy in the future.

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

Dependence on Medicare, Medicaid and Other Sources of Reimbursement.
The Company is reimbursed for dialysis services primarily at fixed rates as established in advance under the Medicare End Stage Renal Disease ("ESRD") program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of approximately 80% of the composite rate for dialysis treatment. The composite rate is determined by the Health Care Financing Administration ("HCFA") for reimbursement of Medicare patients. Approximately 58% and 59% of the Company's net patient revenue during the year ended December 31, 1996 and the six months ended June 30, 1997, respectively, was funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. The Company is not able to predict whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. The Company is also unable to predict whether certain services, as to which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate.

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

All of the states in which the Company currently operates dialysis centers provide Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. The Company estimates that approximately 4% of its net patient revenue during the fiscal year ended December 31, 1996 and during the six months ended June 30, 1997 was funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business.

Approximately 38% and 37% of the Company's net patient revenue during the fiscal year ended December 31, 1996 and during the six months ended June 30, 1997, respectively, was from sources other than Medicare and Medicaid. These sources include payments from third party, non-government payors and payments from hospitals with which the Company has agreements for the provision of inpatient acute dialysis treatments, in each case at rates that generally exceed the Medicare and Medicaid rates. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net patient revenue and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans.

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

Risks Inherent in Growth Strategy.
The Company's business strategy depends in significant part on its ability to acquire or develop additional dialysis centers. This strategy is dependent on the continued availability of suitable acquisition candidates at acceptable prices and subjects the Company to the risks inherent in assessing the value, strengths and weaknesses of acquisition candidates, integrating and managing the operations of acquired companies and identifying suitable locations for additional centers. The Company's growth is expected to place significant demands on the Company's financial resources. The Company plans to borrow a significant portion of the funds needed to acquire or develop centers in the future. Although the Company's Credit Agreement with a consortium of bank lenders includes up to $200,000,000 for acquisition and

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

development activities and general working capital requirements, additional equity or debt financings are expected to be required in order for the Company to fund its expansion plans. There can be no assurance that the Company will continue to be able to obtain necessary financing on acceptable terms for the acquisition or development of centers or that the Company will otherwise be successful in acquiring or developing new centers. No assurance can be given that the Company will make any additional acquisitions or develop any additional centers.

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

Part II.  Other Information
-------   -----------------

Item 2.   Changes in Securities.

(c) The Company issued 166,139 shares of the Company's Common Stock on April 1, 1997 and an additional 166,139 shares of Common Stock on May 1, 1997, upon conversion of the remaining outstanding principal amount of a convertible note originally issued to the seller in an acquisition completed in June 1994. The note was convertible at a rate of $10.3425 principal amount per share of Common Stock. The shares were issued in a private placement pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Pursuant to an agreement between the Company and the seller entered into in February 1997, the Company prepaid the note, and the seller elected to convert the amounts prepaid into Common Stock, in three installments of 166,139 shares each, on March 1, April 1, and May 1, 1997.

Item 4.   Submission of Matters to a Vote of Security Holders.

(a)       The Company's Annual Meeting of Stockholders was held on May 7, 1997.

(c)       1.  The stockholders elected the following persons as Class I directors of the Company:

          Name                       For                     Withheld
          ----                       ---                     --------
          Patrick T. Ryan            20,711,917              82,710
          Michael R. Walker          20,701,517              93,110

          There were no broker non-votes with respect to the election of directors.

          2. The stockholders approved amendments to the Company's Amended and Restated 1990 Stock Plan to increase the number of shares of Common Stock covered thereby from 3,237,000 shares to 3,987,000 shares and to change the provisions regarding submission of amendments to the plan to the Company's stockholders.

              For:  17,628,186    Against:  3,160,866        Abstain:  5,575
                    ----------              ---------                  -----

          There were no broker non-votes in connection with the approval of the amendments to the Company's Amended and Restated 1990 Stock Plan.

          3. The stockholders approved amendments to the Company's Equity Incentive Plan for Outside Directors to increase the number of shares subject to options granted to outside directors from 1,000 shares per year of the director's term to 3,000 shares per year.

              For: 20,154,952     Against: 635,975           Abstain:  3,700
                   ----------              -------                     -----

          There were no broker non-votes in connection with the approval of the amendments to the Company's Equity Incentive Plan for Outside Directors.

          4. The stockholders ratified the appointment of Coopers & Lybrand, L.L.P. as independent public accountants for the Company for its 1997 fiscal year.

              For:  20,781,114    Against:   2,948           Abstain:  10,565
                    ----------               -----                     ------

              There were no broker non-votes in connection with the ratification of the appointment of the Company's independent public accountants.

Item 6.   Exhibits and Reports on Form 8-K:

(a)       Exhibits

          10.11 Fifth Amended and Restated Loan Agreement dated as of May 2, 1997 between the Company and First Union National Bank of North Carolina and the other lenders set forth therein.

Part II.  Item 6(a) continued:

          11.1    Computation of Primary and Fully Diluted Earnings Per Share.

          27.1  Financial Data Schedule.

(b)       Reports on Form 8-K

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RENAL TREATMENT CENTERS, INC.


Date:      August 14, 1997               By:   /s/ Ronald H. Rodgers, Jr.
       ---------------------------             -----------------------------
                                               Ronald H. Rodgers, Jr.
                                               Vice President - Finance and
                                               Chief Financial Officer



Date:    August 14, 1997                 By:   /s/ Keith W. Jones
      ----------------------------             -----------------------------
                                               Keith W. Jones
                                               Chief Accounting Officer

                 Renal Treatment Centers, Inc. and Subsidiaries
                                 Exhibit Index



Exhibit No.    Description
-----------    -----------

10.11 Fifth Amended and Restated Loan Agreement dated as of May 2, 1997 between the Company and First Union National Bank of North Carolina and the other lenders set forth therein

11.1           Computation of Primary and Fully Diluted Earnings Per Share

27             Financial Data Schedule