Form 10-Q
period 1997-09-30
RENAL TREATMENT CENTERS INC /DE/
filed 1997-11-13
CIK 899169

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

(Mark One)                   Washington, D.C. 20549



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     SEPTEMBER 30, 1997
                               -----------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________



COMMISSION FILE NUMBER 1-14142


                        Renal Treatment Centers, Inc.
--------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                   23-2518331
--------------------------------------       ----------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

     1180 W. Swedesford Road
     Building 2, Suite 300
           Berwyn, PA                                       19312
--------------------------------------       ----------------------------------
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

YES  X  NO
    ---    ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE:

           Class                        OUTSTANDING AT NOVEMBER 10, 1997
           -----                     ----------------------------------------
Common Stock, Par Value $.01                      24,991,807 shares

                 RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                          Page
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets--
         September 30, 1997 and December 31, 1996.................           3

         Consolidated Statements of Income--
         Three and nine months ended September 30, 1997 and 1996..           4

         Consolidated Statements of Cash Flows--
         Nine months ended September 30, 1997 and 1996............           5

         Notes to Consolidated Financial Statements...............         6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations............        8-13

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   14


SIGNATURES........................................................          15

EXHIBITS  ........................................................       16-

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                 Renal Treatment Centers, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                         September 30,          December 31,
                                                                                              1997                  1996
---------------------------------------------------------------------------------------------------------------------------------

Assets
Current Assets:
     Cash                                                                                   $  8,767,393            $  1,445,798
     Investments                                                                                       -              41,202,123
     Accounts receivable, net of allowance for doubtful accounts of $6,543,817 in
      1997 and $4,233,552 in 1996                                                            109,311,160              79,138,388
     Inventories                                                                               5,308,301               4,388,290
     Deferred taxes                                                                              765,145                 765,145
     Prepaid expenses and other current assets                                                 5,313,000               2,749,497
---------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                              129,464,999             129,689,241
---------------------------------------------------------------------------------------------------------------------------------
Property and equipment (net of accumulated depreciation of  $27,214,548 in 1997
     and $19,691,015 in 1996)                                                                 62,612,801              39,578,245
Intangibles (net of accumulated amortization of $45,607,487 in 1997 and
     $32,934,871 in 1996)                                                                    232,855,293             130,645,378
Deferred taxes, non-current                                                                    2,807,064               2,807,064
---------------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                      $427,740,157            $302,719,928
=================================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                                                      $  1,295,640            $ 12,369,365
     Accounts payable                                                                         12,880,222              11,341,983
     Accrued compensation                                                                      8,169,851               3,838,502
     Accrued expenses                                                                          8,779,150               4,051,614
     Accrued income taxes                                                                      2,407,063                 164,535
     Accrued interest                                                                          1,539,304               3,638,874
---------------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                           35,071,230              35,404,873
---------------------------------------------------------------------------------------------------------------------------------
Long-term debt, net                                                                          229,227,781             130,573,685
Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized: none issued
     Common stock, $.01 par value, 45,000,000 shares authorized:  issued and
        outstanding 25,028,405 and 24,430,256 shares in 1997 and 1996, respectively              250,284                 244,303
Additional paid-in capital                                                                    94,152,899              87,890,138
Retained earnings                                                                             69,425,641              49,001,005
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             163,828,824             137,135,446
---------------------------------------------------------------------------------------------------------------------------------
     Less treasury stock, 36,598 shares in 1997 and  37,202 shares in 1996, at cost             (387,678)               (394,076)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             163,441,146             136,741,370
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                  $427,740,157            $302,719,928
=================================================================================================================================



          See accompanying notes to consolidated financial statements.

                 Renal Treatment Centers, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                                        1997          1996                 1997               1996
---------------------------------------------------------------------------------------------------------------------
Net patient revenue                                  $86,559,383   $63,114,969        $234,939,886      $169,247,919
Patient care costs                                    40,486,983    30,942,641         111,485,541        82,425,019
----------------------------------------------------------------------------------------------------------------------
Operating profit                                      46,072,400    32,172,328         123,454,345        86,822,900
General and administrative expense                    21,271,978    15,676,053          58,020,440        42,308,770
Provision for doubtful accounts                        2,277,653     1,653,055           6,516,327         4,961,562
Depreciation and amortization expense                  7,052,940     4,729,964          19,120,594        12,375,082
Merger expenses                                                -     1,100,000                   -         2,808,247
----------------------------------------------------------------------------------------------------------------------

Income from operations                                15,469,829     9,013,256          39,796,984        24,369,239
----------------------------------------------------------------------------------------------------------------------
Interest expense, net                                  3,116,563     1,424,222           7,095,437         2,977,655
----------------------------------------------------------------------------------------------------------------------

Income before income taxes                            12,353,266     7,589,034          32,701,547        21,391,584
Provision for income taxes                             4,694,079     3,107,943          12,276,911         8,300,236
----------------------------------------------------------------------------------------------------------------------

Net income                                           $ 7,659,187   $ 4,481,091        $ 20,424,636      $ 13,091,348
----------------------------------------------------------------------------------------------------------------------

Per share data:

Primary earnings per common and common stock
     equivalent                                            $0.29         $0.18               $0.79             $0.52

Weighted average number of common and common stock
     equivalents outstanding                          26,142,647    25,235,303          25,706,465        25,018,475

Fully diluted earnings per common and common stock
     equivalent                                            $0.29         $0.18               $0.78             $0.52

Weighted average number of common and common stock
     equivalents outstanding                          26,280,069    25,825,062          26,137,693        25,759,697


          See accompanying notes to consolidated financial statements.

                 Renal Treatment Centers, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                               1997                1996
                                                                                        -------------------------------------

Cash flows from operating activities:
     Net income                                                                             $  20,424,636        $  13,091,348
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                        19,401,844           12,423,835
          Deferred income taxes                                                                         -               (1,792)
          Provision for doubtful accounts                                                       6,516,327            4,961,562
          Equity in (earnings) losses from affiliates                                               8,977                    -
          Changes in operating assets and liabilities, net of effects of companies acquired:
          Accounts receivable                                                                 (36,689,099)         (20,592,485)
          Inventories                                                                            (202,952)            (637,006)
          Prepaid expenses and other current assets                                            (2,693,450)             261,609
          Accounts payable and accrued expenses                                                 7,375,397             (174,228)
          Accrued income taxes                                                                  2,137,342           (1,787,243)
--------------------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                                       16,279,022            7,545,600
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
          Capital expenditures                                                                (17,169,904)         (10,584,242)
          Purchase of businesses, net of cash acquired                                       (122,018,384)         (49,907,502)
          Purchase of investments                                                                       -          (40,593,199)
          Sale of investments                                                                  41,202,123                    -
          Other                                                                                (3,920,974)          (1,987,420)
--------------------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                                         (101,907,139)        (103,072,363)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
          Proceeds from long-term debt borrowings                                             102,000,000           38,550,000
          Repayments of debt                                                                   (8,980,635)         (71,365,886)
          Issuance of 5 5/8% convertible subordinated notes                                             -          125,000,000
          Proceeds from issuance of common stock                                                  885,270            4,346,915
          Payment of dividends                                                                          -             (658,500)
          Debt issuance costs                                                                           -           (3,750,000)
          Payments on capital lease obligations                                                  (954,923)          (2,008,024)
          Cash portion of consideration received for common stock                                       -              963,699
--------------------------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                                       92,949,712           91,078,204
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                            7,321,595           (4,448,559)
Cash and cash equivalents at beginning of period                                                1,445,798            8,231,421
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                  $   8,767,393        $   3,782,862
================================================================================================================================



          See accompanying notes to consolidated financial statements.

                 RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 28, 1997.

2.  COMMITMENTS AND CONTINGENCIES:

The Company is a party to certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and/or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse effect on the Company's results of operations, financial condition or liquidity.

3.  SIGNIFICANT EVENTS:

BUSINESS ACQUISITIONS:

During the third quarter of 1997, the Company acquired 18 dialysis centers. Twelve of the centers are located in the Republic of Argentina, four centers are located in Texas and one center each is located in Georgia and Illinois. Combined, these centers provide care to an effective patient base of approximately 1,100.

During the second quarter of 1997, the Company acquired 13 dialysis centers. Ten of the centers are located in the Republic of Argentina, two centers are located in Texas and one center is located in Pennsylvania. Combined, these centers provide care to an effective patient base of approximately 800.

During the first quarter of 1997, the Company acquired 12 dialysis centers, including one center operating under a management agreement. Eight of the centers are located in Texas, two centers are located in the Republic of Argentina and one center each is located in Nevada, Florida and Pennsylvania. Combined, these centers provide care to an effective patient base of approximately 830.

OTHER EVENTS:

On September 26, 1997, the Company amended and restated its revolving credit/term facility ("Credit Agreement") to increase the amount available under the Credit Agreement from $200,000,000 to $350,000,000 and to make certain other changes to the terms of the Credit Agreement, including amendments to certain covenants.

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

Although the Company is not permitted to adopt this statement in an earlier period, pro-forma disclosures as if the Company had adopted the requirements beginning in 1996 are presented below:


                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                   1997         1996        1997          1996
--------------------------------------------------------------------------------
Basic:
  Basic earnings per share           $0.31       $0.18        $0.82        $0.54
  Weighted average number of
   shares                       25,027,188  24,300,036   24,835,009   24,164,022

Dilutive:
  Dilutive earnings per share        $0.29       $0.18        $0.78        $0.52
  Weighted average number of
   common and common stock
   equivalents outstanding      26,280,069  25,825,062   26,137,693   25,759,697

SUBSEQUENT EVENT:

On October 7, 1997, the Company announced that it had entered into definitive agreements to acquire substantially all of the assets of twelve dialysis centers. Ten of the centers are located in California and the remaining two are located in Nevada. The transaction is expected to be completed in November 1997, subject to receipt of required regulatory approvals, including the approval of the Attorney General of the State of California, and certain other contingencies.

Item 2.         Renal Treatment Centers, Inc. and Subsidiaries
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations


OVERVIEW

Renal Treatment Centers, Inc. (the "Company") provides dialysis treatments and ancillary services to patients suffering from chronic kidney failure, primarily in its freestanding outpatient dialysis treatment centers or in the patient's home. The Company also provides acute inpatient dialysis services to hospitals. As of November 1, 1997, the Company operated 163 outpatient dialysis centers in 23 states, the District of Columbia and the Republic of Argentina and provided dialysis services for approximately 11,000 patients. In addition, the Company provided inpatient dialysis services to over 100 hospitals.

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


                                                     Percentage of                           Percentage of
                                                  Net Patient Revenue                      Net Patient Revenue
                                                  Three Months Ended    Period-to-Period    Nine Months Ended     Period-to-Period
                                                      September 30,     Percentage Change     September 30,       Percentage Change
------------------------------------------------------------------------------------------------------------------------------------

                                                    1997     1996         1997 vs. 1996       1997     1996        1997 vs. 1996
------------------------------------------------------------------------------------------------------------------------------------

Net patient revenue                                100.0%   100.0%            37.1%         100.0%    100.0%           38.8%
Patient care costs                                  46.8%    49.0%            30.8%          47.5%     48.7%           35.3%
General and administrative expense                  24.6%    24.8%            35.7%          24.7%     25.0%           37.1%
Provision for doubtful accounts                      2.6%     2.6%            37.8%           2.8%      2.9%           31.3%
Depreciation and amortization expense                8.1%     7.5%            49.1%           8.1%      7.3%           54.5%
Merger expenses                                     ----      1.7%            ----           ----       1.7%           ----
Income from operations                              17.9%    14.3%            71.6%          16.9%     14.4%           63.3%
Interest expense, net                                3.6%     2.3%           118.8%           3.0%      1.8%          138.3%
Income before income taxes                          14.3%    12.0%            62.8%          13.9%     12.6%           52.9%
Provision for income taxes                           5.4%     4.9%            51.0%           5.2%      4.9%           47.9%
Net income                                           8.8%     7.1%            70.9%           8.7%      7.7%           56.0%

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

NET PATIENT REVENUE. Net patient revenue for the nine months ended September 30, 1997 was $234,939,886 as compared to $169,247,919 for the same period in 1996, representing an increase of 38.8%. Of this increase, $50,470,323 was attributable to the revenue generated from the operations of 52 centers and certain acute care agreements acquired in separate purchase transactions and the development of eleven new dialysis centers ("de novo" developments) from April 1996 through September 1997. Of the remaining increase of $15,221,644, $10,566,554 was attributable to an increase in same-center treatments and $4,655,090 was attributable to an increase in the average same-center revenue per treatment, which, in turn, was due to an increase in the administration of Erythropoietin ("EPO") and other ancillary revenue items, and an improvement in the Company's private payor mix.

PATIENT CARE COSTS. Patient care costs increased 35.3% to $111,485,541 for the nine months ended September 30, 1997 from $82,425,019 for the same period in 1996. The increase was principally the result of acquisitions that were completed from April 1996 through September 1997. However, as a percentage of net patient revenue, patient care costs decreased to 47.5% for the nine months
ended September 30, 1997 from 48.7% for the same period in 1996.   This
percentage decrease was primarily related to the increase in same-center net revenue per treatment and achieving overall cost efficiencies. The increase in same-center net revenue per treatment was partially offset by the additional costs related to the increased administration of EPO and other ancillary revenue items.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $15,711,670, or 37.1%, to $58,020,440 for the nine months ended September 30, 1997, as compared to $42,308,770 for the same period in 1996.
This increase was primarily the result of additional facility operating costs as well as additional corporate and facility personnel required to support the centers acquired and opened from April 1996 through September 1997. As a percentage of net patient revenue, general and administrative expense decreased to 24.7% for the nine months ended September 30, 1997, as compared to 25.0% for the nine months ended September 30, 1996. The decrease as a percentage of net patient revenue was attributable to the Company's ability to maintain certain support costs, while increasing net revenues through acquisitions, internal growth and de novo developments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts increased $1,554,765, or 31.3%, to $6,516,327 for the nine months ended September 30, 1997, as compared to $4,961,562 for the same period in 1996. This increase was principally a result of the additional net patient revenue generated from acquisitions that occurred subsequent to the first quarter of 1996. As a percentage of net patient revenue, the provision for doubtful accounts was 2.8% for the nine months ended September 30, 1997 and 2.9% for the same period in 1996.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $6,745,512, or 54.5%, for the nine months ended September 30, 1997, when compared to the same period in 1996. As a percentage of net patient revenue, depreciation and amortization expense was 8.1% for the nine months ended September 30, 1997, as compared to 7.3% for the nine months ended September 30, 1996. Both the dollar and percentage increases were attributable to the purchase acquisitions completed from April 1996 through September 1997.

MERGER EXPENSES. There were no merger expenses for the nine months ended September 30, 1997, as compared to $2,808,247 for the same period in 1996. For the nine months ended September 30, 1996, merger expenses were incurred as a result of the mergers with Intercontinental Medical Services, Inc., Midwest Dialysis Units and its affiliates and Panama City Artificial Kidney Center ("PCAKC") and North Florida Artificial Kidney Center ("NFAKC") which were completed on February 20, 1996, February 29, 1996, and July 23, 1996, respectively, and were accounted for under the pooling-of-interests method of accounting. Merger expenses include investment banking, legal, accounting and other fees and expenses.

INCOME FROM OPERATIONS. Income from operations increased 63.3% to $39,796,984 for the nine months ended September 30, 1997 from $24,369,239 for the same period in 1996. This increase was primarily due to the increase in net revenues from the centers acquired from April 1996 through September 1997, which exceeded the increase in patient care costs, general and administrative expense and depreciation and amortization expense related to such acquired businesses. In addition, the Company did not incur any merger expenses during the nine months ended September 30, 1997 as compared to $2,808,247 incurred in the same period last year. Same-center treatment and revenue per treatment growth also contributed to the increase in income from operations.

INTEREST EXPENSE, NET. Interest expense (net) was $7,095,437 for the nine months ended September 30, 1997 as compared to interest expense (net) of $2,977,655 for the same period in 1996. The increase in interest expense (net) was attributable to the interest expense associated with the Company's issuance of $125,000,000 principal amount of 5 5/8% Convertible Subordinated Notes due 2006 (the "Notes") on June 12, 1996, as well as outstanding borrowings under the Credit Agreement ranging from $48,000,000 to $102,000,000 for the three months ended September 30, 1997 compared to no outstanding borrowings from June 12, 1996 to September 30, 1996. A portion of the proceeds from the issuance of the Notes was used to repay all amounts outstanding under the Credit Agreement on June 12, 1996.

PROVISION FOR INCOME TAXES. Provision for income taxes increased 47.9% to $12,276,911 from $8,300,236 for the nine months ended September 30, 1997 and 1996, respectively. The increase was primarily due to an increase in income before taxes of 52.9%. For the nine months ended September 30, 1997, the Company's effective tax rate was 37.5%, compared to an effective tax rate of 38.8% during the same period in 1996. The decrease in the effective rate is primarily due to a one-time tax charge of $85,350 related to the merger with Midwest Dialysis Units and its affiliates recorded in the first quarter of 1996, as well as, a one-time tax charge of $300,000 related to the merger with PCAKC and NFAKC recorded in the third quarter of 1996, which increased the effective tax rate for the nine months ended September 30, 1996.

NET INCOME. Net income increased 56.0% to $20,424,636 for the nine months ended September 30, 1997 from $13,091,348 for the same period in 1996. The increase was due to each of the items discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

NET PATIENT REVENUE. Net patient revenue for the three months ended September 30, 1997 was $86,559,383 as compared to $63,114,969 for the same period in 1996, representing an increase of 37.1%. Of this increase, $19,904,339 was attributable to the revenue generated from the operations of 47 centers and certain acute care agreements acquired in separate purchase transactions and 11 de novo developments from September 1996 through September 1997. Of the remaining increase of $3,540,075, $3,187,425 was attributable to an increase in same-center treatments and $352,656 was attributable to an increase in the average same-center revenue per treatment, which, in turn, was due to an improvement in the Company's private payor mix.

PATIENT CARE COSTS. Patient care costs increased 30.8% to $40,486,983 for the three months ended September 30, 1997 from $30,942,641 for the same period in 1996. The increase was principally the result of acquisitions that were completed from September 1996 through September 1997. However, as a percentage of net patient revenue, patient care costs decreased to 46.8% for the three
months ended September 30, 1997 from 49.0% for the same period in 1996.   This
percentage decrease was primarily related to overall operating efficiencies related to medical supply usage and labor.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased $5,595,925, or 35.7%, to $21,271,978 for the three months ended September 30, 1997, as compared to $15,676,053 for the same period in 1996.
This increase was primarily the result of additional facility operating costs as well as additional corporate and facility personnel required to support the centers acquired and opened from September 1996 through September 1997. As a percentage of net patient revenue, general and administrative expense decreased to 24.6% for the three months ended September 30, 1997, as compared to 24.8% for the three months ended September 30, 1996.

PROVISION FOR DOUBTFUL ACCOUNTS. Provision for doubtful accounts increased $624,598, or 37.8%, to $2,277,653 for the three months ended September 30, 1997, as compared to $1,653,055 for the same period in 1996. This increase was principally a result of the additional net patient revenue generated from acquisitions that occurred subsequent to August 1996. As a percentage of net patient revenue, the provision for doubtful accounts was 2.6% for both the three months ended September 30, 1997 and 1996.

DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $2,322,976, or 49.1%, for the three months ended September 30, 1997, when compared to the same period in 1996. As a percentage of net patient revenue, depreciation and amortization expense was 8.1% for the three months ended September 30, 1997, as compared to 7.5% for the three months ended September 30, 1996. Both the dollar and percentage increases were attributable to the purchase acquisitions completed from September 1996 through September 1997.

MERGER EXPENSES. There were no merger expenses incurred during the three months ended September 30, 1997, as compared to $1,100,000 for the same period in 1996. For the three months ended September 30, 1996, merger expenses were incurred as a result of the merger with PCAKC and NFAKC, which was completed on July 23, 1996, and accounted for under the pooling-of-interests method of accounting. Merger expenses include, but are not limited to, investment banking, legal and accounting fees.

INCOME FROM OPERATIONS. Income from operations increased 71.6% to $15,469,829 for the three months ended September 30, 1997 from $9,013,256 for the same period in 1996. This increase was primarily due to the increase in net revenues from the centers acquired, from September 1996 through September 1997, which exceeded the increase in patient care costs, general and administrative expense and depreciation and amortization expense related to such acquired businesses. In addition, same-center treatment and revenue per treatment growth contributed to the increase in income from operations.

INTEREST EXPENSE, NET. Interest expense (net) was $3,116,563 for the three months ended September 30, 1997 as compared to interest expense (net) of $1,424,222 for the same period in 1996. The increase in interest expense (net) was associated with the amounts outstanding under the Company's Credit Agreement during the three months ended September 30, 1997. There were no amounts outstanding under the Credit Agreement for the same period in 1996, as a result of the repayment of all outstanding borrowings on June 12, 1996 using a portion of the proceeds of the Notes.

PROVISION FOR INCOME TAXES. Provision for income taxes increased 51.0% to $4,694,079 from $3,107,943 for the three months ended

September 30, 1997 and 1996, respectively. The increase was primarily due to an increase in income before taxes of 62.8%. For the three months ended September 30, 1997, the Company's effective tax rate was 38.0% compared to an effective tax rate of 41.0% during the same period in 1996. The decrease in the effective rate is due to a one-time tax charge of $300,000 related to the merger with PCAKC and NFAKC recorded in the third quarter of 1996.

NET INCOME. Net income increased 70.9% to $7,659,187 for the three months ended September 30, 1997 from $4,481,091 for the same period in 1996. The increase was due to each of the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital for the acquisition and development of dialysis centers, for the expansion of operations of its existing dialysis centers, including the replacement of equipment and addition of leasehold improvements, for the integration of new centers into its network of existing dialysis services and for meeting working capital requirements.

During the nine months ended September 30, 1997, expenditures for acquisitions totaled $122,018,384 compared to $49,907,502 for the nine months ended September 30, 1996. The expenditures in 1997 resulted from the acquisition of 42 centers for the nine months ended September 30, 1997 compared to the acquisition of 11 centers during the same period in 1996. For the nine months ended September 30, 1997 and 1996, capital expenditures were $17,169,904 and $10,584,242, respectively. Cash from operations before investing and financing activities was $16,279,022 and $7,545,600 for the nine months ended September 30, 1997 and 1996, respectively. The principal sources of the Company's liquidity during the first nine months of 1997 were earnings, borrowings under the Credit Agreement and the remaining proceeds from the issuance of the Notes. The Company had cash and cash equivalents of $8,767,393 at September 30, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Credit Agreement, as amended and restated on September 26, 1997, provides for a $350,000,000 revolving credit term facility available to fund acquisitions and general working capital requirements, of which $102,000,000 and $0 were outstanding as of September 30, 1997 and December 31, 1996, respectively. The revolving credit term facility converts into a term loan March 31, 2000 that is payable in 16 equal quarterly installments commencing June, 2000 and continuing through March, 2004. Borrowings under the Credit Agreement bear interest, at the Company's option, at either (i) the agent bank's base rate payable on a quarterly basis or (ii) a one-, two-, three-, or six-month period LIBOR rate plus .50% to 1.50%, depending on the Company's ratio of consolidated debt to annualized cash flow, payable at maturity, or, in the case of a six-month period rate, at three months and at maturity.

The weighted average interest rate of all loans outstanding at September 30, 1997 was 6.9%. Loans under the Credit Agreement are collateralized by the pledge of all stock of the Company's subsidiaries and the assignment of all intercompany notes.

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

Dependence on Medicare, Medicaid and Other Sources of Reimbursement.
The Company is reimbursed for dialysis services primarily at fixed rates as established in advance under the Medicare End Stage Renal Disease ("ESRD") program. Under this program, once a patient becomes eligible for Medicare reimbursement, Medicare is responsible for payment of approximately 80% of the composite rate for dialysis treatment. The composite rate is determined by the Health Care Financing Administration ("HCFA") for reimbursement of Medicare patients. Approximately 58% of the Company's net patient revenue during the year ended December 31, 1996 and the nine months ended September 30, 1997, was funded by Medicare. Since 1983, numerous Congressional actions have resulted in changes in the Medicare composite reimbursement rate from a national average of $138 per treatment in 1983 to a low of $125 per treatment on average in 1986 and to approximately $126 per treatment on average at present. The Company is not able to predict whether future rate changes will be made. Reductions in composite rates could have a material adverse effect on the Company's revenues and net earnings. Furthermore, increases in operating costs that are subject to inflation, such as labor and supply costs, without a compensating increase in prescribed rates, may adversely affect the Company's earnings in the future. The Company is also unable to predict whether certain services, as to which the Company is currently separately reimbursed, may in the future be included in the Medicare composite rate.

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

All of the states in which the Company currently operates dialysis centers provide Medicaid (or comparable) benefits to qualified recipients to supplement their Medicare entitlement. The Company estimates that approximately 4% of its net patient revenue during the fiscal year ended December 31, 1996 and during the nine months ended September 30, 1997 was funded by Medicaid or comparable state programs. The Medicaid programs are subject to statutory and regulatory changes, administrative rulings, interpretations of policy and governmental funding restrictions, all of which may have the effect of decreasing program payments, increasing costs or modifying the way the Company operates its dialysis business.

Approximately 38% of the Company's net patient revenue during the fiscal year ended December 31, 1996 and during the nine months ended September 30, 1997, was from sources other than Medicare and Medicaid. These sources include payments from third party, non-governmental payors and payments from hospitals with which the Company has agreements for the provision of inpatient acute dialysis treatments, in each case at rates that generally exceed the Medicare and Medicaid rates. Any restriction or reduction of the Company's ability to charge for such services at rates in excess of those paid by Medicare would adversely affect the Company's net patient revenue and net income. The Company is unable to quantify or predict the degree, if any, of the risk of reductions in payments under these various payment plans.

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

Risks Inherent in Growth Strategy.
The Company's business strategy depends in significant part on its ability to acquire or develop additional dialysis centers. This strategy is dependent on the continued availability of suitable acquisition candidates at acceptable prices and subjects the Company to the risks inherent in assessing the value, strengths and weaknesses of acquisition candidates, integrating and managing the operations of acquired companies and identifying suitable locations for additional centers. The Company's growth is expected to place significant demands on the Company's financial resources. The Company plans to borrow a significant portion of the funds needed to acquire or develop centers in the future. Although the Company's Credit Agreement with a consortium of bank lenders includes up to $350,000,000 for acquisition and development activities and general working capital requirements, additional equity or debt financings are expected to be required in order for the Company to fund its expansion plans. There can be no assurance that the Company will continue to be able to obtain necessary financing on acceptable terms for the acquisition or development of centers or that the Company will otherwise be successful in acquiring or developing new centers. No assurance can be given that the Company will make any additional acquisitions or develop any additional centers.

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

Competition.
The dialysis industry is highly competitive, particularly from the standpoint of competition for acquisition of existing dialysis centers and developing relationships with referring physicians. Competition for qualified physicians to act as Physician Directors is also high. Also, a number of health care providers have entered or may decide to enter the dialysis business. Certain of the Company's competitors have substantially greater financial resources than the Company and may compete with the Company for acquisitions and for development of centers in markets targeted by the Company. There can be no assurance that the Company can continue to compete effectively with such providers. In addition, competition has increased the cost of acquiring existing dialysis centers and there can be no assurance that these costs will not continue to increase as a result of further industry consolidation. Furthermore, some of the Company's centers are in urban areas where there are many competing centers in close proximity. The Company has also experienced competition from the establishment of centers by former Physician Directors and referring physicians.

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

Part II.     Other Information
-------      -----------------

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

         10.11 Sixth Amended and Restated Loan Agreement dated as of September 26, 1997 between the Company and First Union National Bank of North Carolina and the other lenders set forth therein.

         11.1  Computation of Primary and Fully Diluted Earnings Per Share.

         27.1  Financial Data Schedule.

(b)      Reports on Form 8-K

         None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


RENAL TREATMENT CENTERS, INC.


Date:     November 13, 1997             By: /s/ Ronald H. Rodgers, Jr.
       -----------------------          ------------------------------
                                        Ronald H. Rodgers, Jr.
                                        Vice President - Finance and
                                        Chief Financial Officer



Date:     November 13, 1997             By: /s/ Keith W. Jones
       -----------------------          ------------------------------
                                        Keith W. Jones
                                        Chief Accounting Officer

                Renal Treatment Centers, Inc. and Subsidiaries
                                 Exhibit Index


Exhibit No.   Description
-----------   -----------

10.11 Sixth Amended and Restated Loan Agreement dated as of September 26, 1997 between the Company and First Union National Bank of North Carolina and the other lenders set forth therein.

11.1          Computation of Primary and Fully Diluted Earnings Per Share

27            Financial Data Schedule