Form 10-K405/A
period 1996-12-31
RENAL TREATMENT CENTERS INC /DE/
filed 1998-05-18
CIK 899169

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1996  Commission file number 1-14142

________________________________________________________________________________

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   YES   X   NO ____
                                                 ---

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

PART II

INTRODUCTORY STATEMENT

     Renal Treatment Centers, Inc. ("RTC") was acquired by Total Renal Care Holdings, Inc. ("TRCH") on February 27, 1998. On April 1, 1998, TRCH announced
(i) that it had undertaken a detailed review of RTC's accounts receivable and other balance sheet accounts in connection with the completion of the audit of RTC's financial statements for the fiscal year ended December 31, 1997, and (ii) that as a result of such review, it expected to recognize between $25 million and $30 million of non-cash charges related to prior periods which would require a revision of RTC's previously announced results of operations. On April 30, 1998, TRCH announced that RTC might be required to correct previously audited financial statements.

     The analysis of RTC's financial statements was completed on May 15, 1998. In order to correct certain errors discovered through such analysis, TRCH has determined to (i) restate RTC's previously audited financial statements for the fiscal year ended December 31, 1996 ("Fiscal 1996") and (ii) revise RTC's previously filed financial statements for the fiscal quarters ended March 31, 1997, June 30, 1997 and September 30, 1997 and RTC's previously announced results of operations for the fiscal quarters ended March 31, 1996 and 1997, June 30, 1996 and 1997, September 30, 1996 and 1997 and December 31, 1996 and 1997 and the fiscal years ended December 31, 1996 and 1997.

     This Form 10-K/A is being filed to amend the audited financial statements for Fiscal 1996 included in RTC's Form 10-K for Fiscal 1996 which was filed on March 29, 1997. RTC is concurrently filing separate Form 10-Q/A's to correct the financial statements included in the Form 10-Q's previously filed for the first three fiscal quarters in 1997.

     The balance sheet included in the audited financial statements for Fiscal 1996 filed herewith is being corrected to reflect a reduction of accounts receivable at December 31, 1996 and to reflect the impact of the changes to the statements of income for Fiscal 1996 described below. The statement of income included in such audited financial statements is being corrected to reflect a related reduction of net patient revenue for Fiscal 1996 and a related increase in the provision for doubtful accounts. The corrected statement of income also includes a reduction in the provision for income taxes reflecting the reduction in taxable income resulting from the corrections described above. (See Note 13 of the financial statements filed herewith)

     Approximately one half of the charges described above relate to untimely billing and subsequent requests for information by RTC with governmental payors (primarily state medicaid programs) and contracted private payors. The remainder relates primarily to improper contractual allowances related to revenue recognition at the time of billing and to uncollectible accounts. TRCH believes that the causes of such problems have been appropriately addressed and that systems and processes are now in place to ensure accurate contractual allowances related to revenue recognition and timely account resolution, including all appropriate collection efforts.

     Information included in Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) under the captions "Results of Operations" and "Year Ended December 31, 1996 Compared to Year Ended December 31, 1995") of RTC's Form 10-K for Fiscal 1996 was based on RTC's audited consolidated financial statements prior to the corrections described above. Consequently, the information included in Item 7 under such captions overstates both net patient revenue and the provision for income taxes and understates the provision for doubtful accounts as described above. RTC believes that the amendment of Item 7 to discuss such corrections would provide no material additional information not already presented in Item 7 of the Form 10-K as originally filed or in this Form 10-K/A. Consequently, such Item 7 is not restated in this Form 10-K/A.


ITEM 6.   SELECTED FINANCIAL DATA:

The selected consolidated financial data presented below as of December 31, 1995 and 1996, and for the years ended December 31, 1994, 1995 and 1996, have been derived from the Company's audited consolidated financial statements and should be read in conjunction with such audited consolidated financial statements and notes thereto, which are included herein. Certain adjustments have been made to the 1996 financial statements to correct errors in previously reported amounts, as described in note 13 to the financial statements. The selected consolidated financial statements presented below as of December 31, 1992, 1993 and 1994, and for the years ended December 31, 1992 and 1993, have been derived from the Company's audited financial statements not included herein.

                                                                           Year Ended December 31
                                                                           ----------------------
                                                           1992         1993         1994        1995         1996
                                                           ----         ----         ----        ----         ----
(dollars in thousands, except for per share data)
STATEMENT OF INCOME DATA:
Net patient revenue                                     $54,041      $73,043     $115,457    $164,568     $225,077
Operating costs and expenses:
  Patient care costs                                     27,854       37,172       57,096      79,451      114,804
  General and administrative                             16,083       20,756       32,622      41,382       58,472
  Provision for doubtful accounts                           967        1,551        3,121       4,761       10,241
  Depreciation and amortization                           3,123        4,145        7,603      12,066       17,077
  Merger expenses                                             -            -            -       2,088        2,808
Income from operations                                    6,014        9,419       15,015      24,820       21,675
Interest, net                                             1,433        1,536          648       2,557        4,384
Income before income taxes                                4,581        7,883       14,367      22,263       17,291
Provision for income taxes                                1,052        2,102        4,316       7,632        6,609
Net income                                               $3,529       $5,781      $10,051     $14,631      $10,682

Pro forma net income per common
   and common stock equivalent (1)                                     $0.36

Pro forma weighted average shares used in
   computing net income per common and common
   stock equivalents (1)                                          16,063,639
Basic earnings per share                                                            $0.49       $0.67        $0.44
Weighted average common stock                                                  20,412,982  21,868,067   24,230,156

                                                                             As of December 31,
                                                                            ------------------
                                                           1992         1993         1994        1995         1996
                                                           ----         ----         ----        ----         ----
(dollars in thousands)
BALANCE SHEET DATA:
Working capital                                          $3,960      $13,709      $27,947     $43,380      $85,677
Intangible assets, net                                   16,892       28,934       79,238      86,362      130,645
Total assets                                             37,035       60,007      140,523     174,868      293,948
Total long-term debt                                     12,389       18,070       28,744      42,576      130,574
Total liabilities                                        25,028       29,349       47,894      64,510      165,814
Cumulative redeemable preferred stock                     9,528            -            -           -            -
Total stockholders' equity                               $2,478      $30,658      $92,628    $110,358      128,134

 (1) Pro forma net income is computed by adjusting net income to reflect the reduction in interest expense (net of tax effect) related to the payment of certain indebtedness with initial public offering proceeds. Pro forma net income per common share is computed based upon the weighted average number of shares of common stock and common stock equivalents and including the number of shares of common stock issued upon the conversion of preferred stock and exercise of common stock warrants, and 3,700,000 shares issued in connection with the Company's initial public offering as if such shares were issued or converted as of January 1, 1993. The proceeds from the issuance of 3,700,000 shares were utilized to redeem Series A preferred stock, pay series B preferred stock dividends and to pay down certain indebtedness.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

See the Index included at "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

(a)  Documents filed as part of this Form 10-K Report

1.   Financial Statements

Report of Independent Accountants..........................................................     F-1
Reports of Other Independent Accountants
        Relied Upon by Independent Accountants.............................................  F-2 - F-3
Financial Statements:
     Consolidated Balance Sheets at December 31, 1995 and 1996.............................     F-4
     Consolidated Statements of Income for the years ended
               December 31, 1994, 1995 and 1996............................................     F-5
     Consolidated Statements of Stockholders' Equity for the
               years ended December 31, 1994, 1995 and 1996................................     F-6
     Consolidated Statements of Cash Flows for the years ended
               December 31, 1994, 1995 and 1996............................................     F-7
     Notes to Consolidated Financial Statements............................................  F-8 - F-18

2.   Financial Statement Schedules:

II.  Valuation and Qualifying Accounts,
     for the years ended December 31, 1996,
     1995 and 1994.........................................................................     F-19


     Schedules other than those listed above are omitted because they are either not applicable or not required or because the information required is contained in the financial statements or notes thereto. The financial statement schedules are covered by the Report of Independent Accountants on Page F-1.

3.   Exhibits:

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

  4.2 Indenture dated June 12, 1996 by the Company to PNC Bank, National Association, Trustee, including form of the Company's 5 5/8% Convertible Subordinated Notes due 2006 issued under the Indenture (incorporated herein by reference to Exhibit No. 4.2 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
  4.3 Registration Rights Agreement dated as of June 12, 1996 by and among the Company, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC, J.C. Bradford & Co. and Wessels, Arnold & Henderson (incorporated herein by reference to Exhibit No. 4.3 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
 10.1*       Renal Treatment Centers, Inc. Amended and Restated 1990 Stock
             Plan.+
 10.1.1* Form of Stock Option Agreement under the Company's Amended and Restated 1990 Stock Plan (incorporated herein by reference to Exhibit No. 10.1.3 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
 10.2* Renal Treatment Centers, Inc. Equity Incentive Plan for Outside Directors (incorporated herein by reference to Exhibit No. 10.2 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
 10.2.1* Form of Stock Option Agreement under the Company's Equity Incentive Plan for Outside Directors (incorporated herein by reference to Exhibit No. 10.2.1 filed under the Company's Annual Report on Form10-K for the year ended December 31, 1995).
 10.2.2* Amendment No. 1 to the Company's Equity Incentive Plan for Outside Directors dated May 2, 1996 (incorporated herein by reference to Exhibit No. 10.2.2 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
 10.3* Employment Agreement dated as of March 2, 1995 between the Company and Robert L. Mayer, Jr. (incorporated herein by reference to Exhibit No. 10.3 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
 10.3.1* First Amendment to Employment Agreement dated as of May 2, 1996 between the Company and Robert L. Mayer, Jr. (incorporated herein by reference to Exhibit No. 10.3.1 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
 10.4* Employment Agreement dated as of March 2, 1995 between the Company and Frederick C. Jansen (incorporated herein by reference to Exhibit No. 10.4 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).
 10.4.1* First Amendment to Employment Agreement dated as of May 2, 1996 between the Company and Frederick C. Jansen (incorporated herein by reference to Exhibit No. 10.4.1 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
 10.5* Employment Agreement dated as of May 2, 1996 between the Company and Barbara A. Bednar (incorporated herein by reference to Exhibit No. 10.5 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
 10.6* Employment Agreement dated as of August 30, 1993 between the Company and John Chambers (incorporated herein by reference to Exhibit No. 10.6 filed under the Company's Form S-1 Registration Statement No. 33-74994).
 10.6.1* First Amendment to Employment Agreement dated as of May 2, 1996 between the Company and John A. Chambers (incorporated herein by reference to Exhibit No. 10.6.1 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
 10.7* Resignation Agreement and Release dated January 13, 1995 by and between the Company and Michael C. Duke (incorporated herein by reference to Exhibit No. 10.7 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1994).
 10.8* Executive Severance Agreement dated as of May 1,1995 between the Company and Barbara A. Bednar (incorporated herein by reference to Exhibit No. 10.8 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
 10.8.1* First Amendment to Executive Severance Agreement dated as of May 2, 1996 between the Company and Barbara A. Bednar (incorporated herein by reference to Exhibit No. 10.8.1 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
 10.9* Executive Severance Agreement dated as of May 1, 1995 between the Company and Ronald H. Rodgers, Jr. (incorporated herein by reference to Exhibit No. 10.9 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1995).
 10.9.1* First Amendment to Executive Severance Agreement dated as of May 2, 1996 between the Company and Ronald H. Rodgers, Jr. (incorporated herein by reference to Exhibit No. 10.9.1 filed under the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).

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

21.1      Subsidiaries of the Company.+
27.1      Amended Financial Data Schedule.X

_______________
   *Management Contracts and Compensatory Plans or Arrangements.
   +Previously filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
   XIncluded in this filing.

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

                                         RENAL TREATMENT CENTERS, INC.

                                         By: /s/John E. King
                                             -----------------------------------
                                         Vice President, Finance and Chief
                                         Financial Officer
                                         Date: May 18, 1998
                                               -------------

REPORT OF INDEPENDENT ACCOUNTANTS



Stockholders and Board of Directors
Renal Treatment Centers, Inc.
Berwyn, Pennsylvania

We have audited the accompanying consolidated balance sheets of Renal Treatment Centers, Inc. and Subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in Item 14(a) of this Form 10-K/A. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Wichita Dialysis Group and Healthcare Corporation and Affiliates for the year ended December 31, 1994. Such Companies were acquired by the Company in business combinations which have both been accounted for using the pooling of interests method of accounting, as described in Note 3 to the financial statements. The financial statements for the Companies reflect 22 percent of total consolidated net patient revenue for the year ended December 31, 1994. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Wichita Dialysis Group and Healthcare Corporation and Affiliates, is based solely on the reports of the other auditors.

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

As discussed in Note 14, the accompanying financial statements as of and for the year ended December 31, 1996 have been revised.

/S/COOPERS & LYBRAND L.L.P.
---------------------------
COOPERS & LYBRAND L.L.P.


Philadelphia, Pennsylvania
May 14, 1998

INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Healthcare Corporation and Affiliates
Nashville, Tennessee

We have audited the combined statements of income, stockholder's equity and cash flows for the year ended December 31, 1994 of Healthcare Corporation and Affiliates (the "Company"). These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

In our opinion, such combined financial statements (not presented separately herein) present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended December 31, 1994 in conformity with generally accepted accounting principles.



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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of Wichita Dialysis Group as of December 31, 1993 and 1994, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.


/s/Baird, Kurtz & Dobson
------------------------
Baird, Kurtz & Dobson

July 14, 1995, except for Note 9 as to which the date is July 24, 1995 Wichita, Kansas

                Renal Treatment Centers, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1995 and 1996

                                                                                       1995         1996
---------------------------------------------------------------------------------------------------------------
  ASSETS
  Current assets:
     Cash                                                                           $  8,231,421   $  1,445,798
     Investments                                                                               -     41,202,123
     Accounts receivable, net of allowance for
        doubtful accounts of $3,503,744 in 1995 and $7,853,350 in 1996                51,996,618     65,198,524
     Inventories                                                                       2,869,019      4,388,290
     Deferred taxes                                                                      819,835      2,149,718
     Income tax receivable                                                                   ---      3,782,890
     Prepaid expenses and other current assets                                         1,396,893      2,749,497
---------------------------------------------------------------------------------------------------------------
        Total current assets                                                          65,313,786    120,916,840
---------------------------------------------------------------------------------------------------------------
  Property and equipment (net of accumulated depreciation of $10,746,557 in 1995
     and $19,691,015 in 1996)                                                         21,442,421     39,578,245
  Intangibles (net of accumulated amortization of $22,263,385 in 1995 and
     $32,934,871 in 1996)                                                             86,362,275    130,645,378
  Deferred taxes, non-current                                                          1,749,754      2,807,064
---------------------------------------------------------------------------------------------------------------
        Total assets                                                                $174,868,236   $293,947,527
===============================================================================================================
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Current portion of long-term debt                                              $  4,766,262   $ 12,369,365
     Accounts payable                                                                  4,495,087     11,341,983
     Accrued compensation                                                              2,790,121      3,838,502
     Accrued expenses                                                                  6,576,600      4,051,614
     Accrued income taxes                                                              2,218,692            ---
     Accrued interest                                                                  1,087,415      3,638,874
---------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                     21,934,177     35,240,338
---------------------------------------------------------------------------------------------------------------
  Long-term debt, net                                                                 42,576,100    130,573,685
  Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized: none issued
     Common stock, $.01 par value, 45,000,000 shares authorized:  issued and
        outstanding 22,209,689 shares in 1995 and 24,430,256 shares in 1996              222,097        244,303
  Additional paid-in capital                                                          83,257,068     87,890,138
  Retained earnings                                                                   27,272,870     40,393,139
---------------------------------------------------------------------------------------------------------------
                                                                                     110,752,035    128,527,580
  Less treasury stock, 37,202 shares in 1995 and 1996, at cost                          (394,076)      (394,076)
---------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                     110,357,959    128,133,504
---------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                    $174,868,236   $293,947,527
===============================================================================================================

          See accompanying notes to consolidated financial statements.

                Renal Treatment Centers, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
             for the years ended December 31, 1994, 1995 and 1996

                                                                   1994           1995           1996
-------------------------------------------------------------------------------------------------------------
Net patient revenue                                           $115,456,744   $164,568,392   $225,076,500
Patient care costs                                              57,095,740     79,451,490    114,803,209
-------------------------------------------------------------------------------------------------------------

Operating profit                                                58,361,004     85,116,902    110,273,291

General and administrative expense                              32,621,992     41,381,899     58,471,984
Provision for doubtful accounts                                  3,121,017      4,760,678     10,240,920
Depreciation and amortization expense                            7,602,959     12,066,461     17,076,827
Merger expenses                                                          -      2,087,542      2,808,247
-------------------------------------------------------------------------------------------------------------
Income from operations                                          15,015,036     24,820,322     21,675,313

Interest expense                                                 1,203,617      2,713,599      6,364,556
Interest income                                                   (555,515)      (156,150)    (1,980,513)
-------------------------------------------------------------------------------------------------------------
Income before income taxes                                      14,366,934     22,262,873     17,291,270
Provision for income taxes                                       4,316,014      7,632,069      6,608,871
-------------------------------------------------------------------------------------------------------------
Net income                                                    $ 10,050,920   $ 14,630,804   $ 10,682,399
=============================================================================================================

Basic earnings per share data:
     Earnings per share                                              $0.49          $0.67          $0.44

     Weighted average common stock                              20,412,982     21,868,067     24,030,156

Diluted earnings per share data:
     Diluted earnings per share                                      $0.48          $0.65          $0.43

     Weighted average common stock
      and dilutive securities                                   20,726,117     23,095,135     25,646,300

          See accompanying notes to consolidated financial statements.

                Renal Treatment Centers, Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             for the years ended December 31, 1994, 1995 and 1996

                                                                           Additional
                                                      COMMON STOCK         Paid-in        Retained       TREASURY STOCK
                                                      ------------                                       --------------
                                                   Shares      Amount       Capital       Earnings  Shares     Amount      TotaL
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993                      16,128,053  $161,281    $25,143,047  $ 5,563,576         -          -  $ 30,867,904
   Issuance of common stock in
      stock offering                             4,789,000    47,890     51,053,601                                      51,101,491
   Exercise of common stock options                356,760     3,568        312,230                                         315,798
   Issuance of common stock in
      connection with purchase of businesses       175,216     1,752      1,810,748                                       1,812,500
   Acquisition of treasury stock                                                                    (4,342)  $ 47,219)      (47,219)

   Dividend distribution                                                              (1,473,100)                        (1,473,100)

   Net income                                                                         10,050,920                         10,050,920
------------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                      21,449,029   214,491     78,319,626   14,141,396    (4,342)   (47,219)   92,628,294
   Exercise of common stock options                458,016     4,580      1,297,692                                       1,302,272
   Issuance of common stock in connection
      with purchase of businesses                  252,122     2,521      3,117,226                                       3,119,747
   Issuance of common stock to repay debt           50,522       505        522,524                                         523,029
   Acquisition of treasury stock                                                                   (32,860)  (346,857)     (346,857)

   Dividend distribution                                                              (1,499,330)                        (1,499,330)

   Net income                                                                         14,630,804                         14,630,804
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                      22,209,689   222,097     83,257,068   27,272,870   (37,202)  (394,076)  110,357,959
   Exercise of common stock options                263,531     2,636      3,071,113                                       3,073,749
   Issuance of common stock in connection
      with mergers                               1,814,632    18,146         89,137    3,096,370                          3,203,653
   Issuance of common stock to repay debt          142,404     1,424      1,472,820                                       1,474,244
   Dividend distribution                                                                (658,500)                          (658,500)

   Net income                                                                         10,682,399                         10,682,399
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                    24,430,256  $244,303    $87,890,138  $40,393,139   (37,202) $(394,076) $128,133,504
===================================================================================================================================

         See accompanying notes to consolidated financial statements.

                Renal Treatment Centers, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1994, 1995 and 1996

                                                                1994           1995            1996
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                              $ 10,050,920   $ 14,630,804   $  10,682,399
   Adjustments to reconcile net income to
       net cash provided by operating activities:
           Depreciation and amortization                      7,701,587     12,131,465      17,120,149
           Deferred income taxes                               (497,251)    (1,506,643)     (1,924,546)
           Provision for doubtful accounts                    3,121,017      4,760,678      10,240,920
           Gain on sale of equipment                             (2,974)             -               -
           Equity in (earnings) losses from affiliate           (96,312)      (266,592)         15,910
           Changes in operating assets and liabilities,
           net of effects of companies acquired:
           Accounts receivable                              (19,065,267)   (19,444,635)    (19,969,828)
           Inventories                                         (260,546)      (117,157)     (1,054,213)
           Prepaid expenses and other current assets           (506,876)        99,673      (1,167,162)
           Accounts payable and accrued expenses              4,365,037        585,345       4,579,714
           Accrued income taxes                                (475,071)     1,747,000      (6,001,582)
------------------------------------------------------------------------------------------------------
     Net cash provided by operating activities                4,334,264     12,619,938      12,521,761
------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Capital expenditures                                      (5,198,350)    (7,899,143)    (16,319,461)
   Purchase of businesses, net of cash acquired             (50,323,267)   (11,646,992)    (40,791,079)
   Purchase of investments                                  (38,500,000)             -     (55,311,044)
   Sale of investments                                       38,588,696      2,661,944      14,108,921
   Other                                                     (1,214,875)    (1,904,962)     (3,254,313)
------------------------------------------------------------------------------------------------------
     Net cash used in investing activities                  (56,647,796)   (18,789,153)   (101,566,976)
------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from long-term debt borrowings                   18,045,175     19,621,000      30,500,000
   Proceeds from issuance of 5 5/8% Convertible
      Subordinated Notes due 2006                                     -              -     121,250,000
   Repayments of debt                                       (14,032,771)    (7,355,102)    (70,760,938)
   Proceeds from issuance of common stock                    51,612,289      1,302,272       3,073,748
   Payment of dividend distribution                          (1,473,295)    (1,499,330)       (658,500)
   Increase in financing fees                                  (282,609)             -               -
   Payments on capital lease obligations                        (13,846)      (450,985)     (1,144,718)
   Other                                                        581,195              -               -
------------------------------------------------------------------------------------------------------
     Net cash provided by financing activities               54,436,138     11,617,855      82,259,592
------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents          2,122,606      5,448,640      (6,785,623)
Cash and cash equivalents at beginning of year                  660,175      2,782,781       8,231,421
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                   $  2,782,781   $  8,231,421   $   1,445,798
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

Earnings per Share:

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). This statement establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated using the average shares of common stock outstanding, while diluted earnings per share reflects the potential dilution that could occur if stock options and the earn out note were exercised. The Company adopted SFAS No. 128 in the fourth quarter of 1997. Prior period earnings per share amounts have been restated in accordance with SFAS No. 128. For the year ended December 31, 1996, the Notes are not used in the calculation as the affect is antidilutive, and as such, is not to be included in the diluted earnings per share calculation.

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

                                       Renal Treatment
                                         Centers, Inc.           Pooling
                                      (Prior to Poolings)       Companies*      Combined
                                      -------------------       ---------       --------
For the year ended December 31,
1996
     Net patient revenue                      $217,529          $ 7,548         $225,077
     Income from operations                     20,495            1,180           21,675
     Net income                                  9,985              697           10,682

1995
     Net patient revenue                      $150,467          $14,101         $164,568
    Income from operations                      23,319            1,501           24,820
    Net income                                  13,239            1,392           14,631

1994
     Net patient revenue                      $ 86,520          $28,937         $115,457
     Income from operations                     12,343            2,672           15,015
     Net income                                  7,558            2,493           10,051

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

The following unaudited pro forma information combines the consolidated results of operations of the Company and the companies acquired in the acquisitions that were accounted for under the purchase method during 1995 and 1996 as if they had occurred on January 1, 1995:

                                                     (Unaudited)
                                                 1995          1996
--------------------------------------------------------------------------------
Net patient revenue                          $192,497,000  $242,074,000
Income from operations                         27,341,000    25,781,000
Net income                                     17,164,000    12,375,000
Net income per share                         $       0.78  $       0.51

The pro forma results do not necessarily represent results that would have occurred if these acquisitions had taken place at the beginning of each period, nor are they indicative of the results of future combined operations.

4.    PROPERTY AND EQUIPMENT:

A summary of property and equipment and related accumulated depreciation as of December 31, 1995 and 1996 is as follows:

                                                 1995          1996
--------------------------------------------------------------------------------
Furniture, fixtures and equipment            $20,775,057    $37,340,616
Leasehold improvements                         7,427,458     14,699,276
Capital leases                                 3,161,693      5,679,063
Building                                         724,704      1,450,239
Land                                             100,066        100,066
--------------------------------------------------------------------------------
                                              32,188,978     59,269,260
Less accumulated depreciation                 10,746,557     19,691,015
--------------------------------------------------------------------------------
                                             $21,442,421    $39,578,245
================================================================================

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

5.    INTANGIBLE ASSETS:

Intangible assets consist of goodwill and other identifiable intangibles. A summary of intangible assets and related accumulated amortization as of December 31, 1995 and 1996 is as follows:

                                                          1995          1996
--------------------------------------------------------------------------------
Goodwill                                              $ 59,605,978  $ 92,416,850
Patient lists                                           33,572,193    45,354,310
Non-compete agreements                                  10,048,195    16,005,803
Other intangibles, principally debt issuance costs       5,399,294     9,803,286
--------------------------------------------------------------------------------
                                                       108,625,660   163,580,249
--------------------------------------------------------------------------------
Less accumulated amortization                           22,263,385    32,934,871
--------------------------------------------------------------------------------
                                                      $ 86,362,275  $130,645,378
================================================================================

Intangible assets principally arose from acquisitions. Amortization expense was $5,450,849, $8,220,167 and $10,475,604 for the years ended December 31, 1994,
1995 and 1996, respectively.

6.    DEBT:

Debt as of December 31, 1995 and 1996 consists of:                           1995           1996
------------------------------------------------------------------------------------------------
Term loan payable in quarterly installments of $625,000               $ 3,750,000   $          -
Revolving credit/term facility payable in 16 equal quarterly
   installments                                                        33,675,000              -
Note, 6.5% payable to The Dialysis Centers Limited
   Liability Company in four annual installments of
   variable amounts commencing on June 1, 1995                          6,627,690      5,154,870
Note, 5.5% payable to Columbus Regional Dialysis Center, Inc.
   in one installment due January 1997                                          -      3,622,500
Note, 5.5% payable to Phenix City Nephrology Referral Center, Inc.
   in one installment due January 1997                                          -      4,427,500
Term loans payable in monthly installments of $15,912                   1,041,576              -
Convertible Subordinated Notes, 5 5/8%, due 2006                                -    125,000,000
Other                                                                           -      1,144,297
Capital lease obligations                                               2,291,418      3,593,883
Unamortized debt discount                                                 (43,322)             -
------------------------------------------------------------------------------------------------
                                                                       47,342,362    142,943,050
Less current portion                                                   (4,766,262)   (12,369,365)
------------------------------------------------------------------------------------------------
                                                                      $42,576,100   $130,573,685
================================================================================================

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

In June 1996, the Company issued $125,000,000 of 5 5/8% Convertible Subordinated Notes due 2006 (the "Notes") . The Notes are convertible, at the option of the holder, at any time after August 12, 1996 through maturity, unless previously redeemed or repurchased, into Common Stock at a conversion price of $34.20 principal amount per share, subject to certain adjustments. The fair value of the Notes was approximately $120,625,000 at December 31, 1996. At any time on or after July 17, 1999, all or any part of the Notes will be redeemable at the Company's option on at least 15 and not more than 60 days notice as a whole or, from time to time, in part at redemption prices ranging from 103.94% to 100.00% of the principal amount thereof, depending on the year of redemption, together with accrued interest to, but excluding, the date fixed for redemption.

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

Maturities of debt outstanding, excluding capital leases, as of December 31, 1996 for each of the next five years is as follows:

                                   Year
                                   --------------------------
                                   1997          $11,403,527
                                   1998            2,945,640
                                   1999                    -
                                   2000                    -
                                   2001                    -

7.    INCOME TAXES:

The provision for income taxes for the years ending December 31, 1994, 1995 and 1996 consists of the following:

                         1994          1995          1996

--------------------------------------------------------------------------------
Current:
   Federal            $4,327,339   $ 8,330,951    $7,852,091
   State and local       485,926       807,761       681,326
--------------------------------------------------------------------------------
                       4,813,265     9,138,712     8,533,417
--------------------------------------------------------------------------------

Deferred:
   Federal              (447,584)   (1,372,961)   (1,694,959)
   State and local       (49,667)     (133,682)     (229,587)
--------------------------------------------------------------------------------
                        (497,251)   (1,506,643)   (1,924,546)
--------------------------------------------------------------------------------
                      $4,316,014   $ 7,632,069   $ 6,608,871
================================================================================

The tax effects of temporary differences which comprise the net deferred tax asset are as follows:

                                                       December 31,
                                                       ------------
                                                  1995            1996
                                                  ----            ----
Deferred tax debits:
   Allowance for doubtful accounts           $   780,978     $ 2,136,098
   Intangibles, principally patient lists      2,926,430       5,241,100
   Property and equipment                        178,417               -
   Other                                          38,857          13,620
--------------------------------------------------------------------------------
                                               3,924,682       7,390,818
--------------------------------------------------------------------------------

Deferred tax credits:
   Property and equipment                              -        (164,806)
   Goodwill                                   (1,355,093)     (2,269,230)
--------------------------------------------------------------------------------
                                              (1,355,093)     (2,434,036)
--------------------------------------------------------------------------------
Net deferred tax asset                       $ 2,569,589     $ 4,956,782
================================================================================

The following is a reconciliation of the statutory federal income tax rates to the effective rates as a percentage of income before provision for income taxes as reported in the financial statements for the years ended December 31, 1994, 1995 and 1996:

                                                     1994    1995    1996
-----------------------------------------------------------------------------
U.S. federal income tax rate                        34.2%   35.0%   35.0%
State income taxes, net of federal
 income tax benefit                                  2.4%    2.4%    2.5%
Non-tax effected items,
 principally intangibles                             0.8%    1.8%    1.7%
Federal and state income tax
 benefit from S corporation status of HCC,
 the Wichita Companies and the Group                (6.4%)  (3.5%)  (0.9%)
Other                                               (1.0%)  (1.4%)  (0.1%)
-----------------------------------------------------------------------------
Effective income tax rate                           30.0%   34.3%   38.2%
=============================================================================

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

                                                     1995         1996
-----------------------------------------------------------------------------
Net earnings - as reported                        $14,630,804  $10,682,399
Net earnings - pro-forma                           14,165,049    8,350,485
Earnings per share - as reported                         0.67         0.44
Earnings per share - pro-forma                    $      0.65  $      0.34

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

The following is a summary of option transactions and exercise prices:


                                          Number of       Price Per
                                            Shares          Share
  Outstanding at December 31, 1994            1,281,930   $0.055-$11.25
------------------------------------------------------------------------------
  Granted                                       413,144   $11.50-$16.75
  Exercised                                    (448,676)  $ 0.005-$11.25
  Forfeited                                       4,000   $11.25
  Outstanding at December 31, 1995            1,242,398   $ 5.25-$11.50
------------------------------------------------------------------------------
  Granted                                       747,098   $21.81-$26.25
  Exercised                                    (263,531)  $ 5.25-$21.81
  Forfeited                                       8,000   $11.25-$12.44
  Outstanding at December 31, 1996            1,717,965   $ 5.25-$26.25
------------------------------------------------------------------------------
  Exercisable at December 31, 1996              724,272
==============================================================================

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

Future minimum lease payments as of December 31, 1996, are as follows:

                                                                           Third-party       Operating Leases
                                                       Capital              Operating          with Medical
                                                       Leases                Leases             Directors
------------------------------------------------------------------------------------------------------------------
  1997                                                $1,221,616         $ 6,108,929          $ 1,637,146
  1998                                                 1,535,510           5,774,992            1,649,447
  1999                                                 1,139,521           5,704,805            1,477,600
  2000                                                   171,236           5,328,609            1,469,543
  2001 and thereafter                                          -          29,460,511            5,771,086
------------------------------------------------------------------------------------------------------------------
  Total minimum lease payments                        $4,067,883         $52,377,846          $12,004,822
----------------------------------------------------------------   ===============================================
  Less amount representing interest                      474,001
  Present value of net minimum payments under
     capital leases                                   $3,593,883
  Less current portion                                   965,838
----------------------------------------------------------------
                                                      $2,628,045
================================================================

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

11.  COMMITMENTS AND CONTINGENCIES:

The Company has entered into long-term compensation agreements with the medical directors of each dialysis facility. The agreements range from one to ten years with certain agreements containing one to ten year options to renew. The agreements provide for total annual compensation as follows:

                                                         Physician Director
     Year                                                  Compensation
--------------------------------------------------------------------------------
  1996                                                     $ 7,615,205
  1997                                                       8,349,101
  1998                                                       8,004,982
  1999                                                       6,818,381
  2000 and thereafter                                       28,459,671
--------------------------------------------------------------------------------
  Total minimum payments                                   $59,247,340
================================================================================

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

12.  SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental disclosure of cash flow information for the years ended December 31, 1994, 1995 and 1996 is as follows:

                                                                    1994             1995             1996
------------------------------------------------------------------------------------------------------------------------
  Cash paid for:
   Interest                                                      $1,090,192       $2,177,255       $ 3,609,972
========================================================================================================================
   Income taxes                                                  $4,857,551       $5,680,430       $17,198,434
========================================================================================================================
  Non-cash investing and financing activities:
   Capital lease obligations entered into                        $  542,032       $2,081,699       $ 2,553,368
========================================================================================================================
   Issuance of common stock in connection with purchase
     of business                                                 $1,812,500       $3,119,747       $         -
========================================================================================================================
   Earnout note issued in connection with purchase
     of business                                                 $7,364,100       $        -        $        -
========================================================================================================================
   Acquisition of treasury stock in connection with
     payroll taxes resulting from exercise of stock
     options                                                     $   47,219       $  346,857       $         -
========================================================================================================================
   Liabilities assumed in connection with purchases
     of businesses                                               $1,200,000       $  118,000                 -
========================================================================================================================
   Issuance of common stock in connection with
     earn out note                                                        -       $  523,029       $ 1,474,244
========================================================================================================================
   Issuance of short term notes in connection
     with purchases of businesses                                $        -       $        -       $ 9,194,297
========================================================================================================================
   Issuance of common stock in connection
     with the IMS and MDU mergers                                $        -       $        -       $ 3,203,653
========================================================================================================================
   Financing fees incurred in the Notes offering                 $        -       $        -       $ 3,750,000
========================================================================================================================


13.  EARNINGS PER SHARE

Earnings per share have been restated in accordance with SFAS No. 128. This restatement resulted in no material change from amounts previously reported. Earnings per share are computed as follows:

                               YEAR ENDED DECEMBER 31,
                               -----------------------
                     1994         1995          1996
Basic earnings
 per share:
  Net income
   available for
   common stock..  $10,050,920   $14,630,804   $10,682,399
                   ===========   ===========   ===========
  Average common
   stock out-
   standing......   20,412,982    21,868,067    24,230,156
                   ===========   ===========   ===========
  Basic earnings
   per share.....  $     0.49    $      0.67   $      0.44
                   ===========   ===========   ===========
Diluted earnings
 per share:
  Net income.....   10,050,920    14,630,804    10,682,399
  Add back inter-
   est on earnout
   note, tax ef-
   fected........          --        283,136       232,573
                   -----------   -----------   -----------
  Net income
   available for
   Common Stock
   and dilutive
   securities....  $10,050,920   $14,913,940   $10,914,972
                   ===========   ===========   ===========
Average Common
 Stock outstand-
 ing.............   20,412,982    21,868,067    24,230,156
Additional common
 shares resulting
 from dilutive
 securities:
  Stock options..      313,135       544,666       837,744
  Earnout note...                    682,402       578,400
                   -----------   -----------   -----------
Average Common
 Stock and
 dilutive securi-
 ties outstand-
 ing.............   20,726,117    23,095,135    25,646,300
                   ===========   ===========   ===========
Diluted earnings
 per share.......  $      0.48   $     0.65    $      0.43
                   ===========   ==========    ===========


14.  FINANCIAL STATEMENT REVISIONS:

Certain adjustments have been made to the 1996 financial statements to correct previously reported amounts.

The balance sheet at December 31, 1996 had previously included, at full value, approximately $14 million of uncollectible accounts receivable for which no provision or contractual allowance was established. Previously issued financial statements for 1996 have been restated to reflect the above matters, as follows (dollars in thousands, except per share amounts):

                                                   Restated   Previously
                                                    Amount     Presented
                                                    ------     ---------
1996:
Accounts receivable, net                           $ 65,199   $ 79,138
Total current assets                                120,917    129,689
Total assets                                        293,948    302,720
Total stockholders' equity                          128,134    136,741
Total liabilities and stockholders' equity          293,948    302,720
Net patient revenue                                 225,077    235,397
Net income                                           10,682     19,290
Primary net income per common share                $   0.43   $   0.77
Fully diluted net income per common
 and common stock equivalent                       $   0.43   $   0.76
Basic earnings per share                           $   0.44   $     --
Diluted earnings per share                         $   0.43   $     --


15. Subsequent Event:

     On February 26, 1998, the Company's stockholders approved the merger with Total Renal Care Holdings, Inc. ("TRCH") which became effective on February 27, 1998 (the "Merger"). The Merger is expected to be accounted for as a pooling-of-interests. In connection with the Merger, each of the Company's stockholders will receive 1.335 shares of TRCH common stock.

     The Merger constituted a "change in control" and resulted in certain executives terminating their employment for good reason. In connection with the Merger, these certain executives received severance payments and their 1997 bonuses totaling approximately $2,000,000. Merger bonuses of approximately $4,600,000; and $8,850,000 for covenants not to compete. In addition, 978,081 of previously issued stock options to employees, which had an automatic change in control provision in the option grant, became fully vested on February 27, 1998.

                Renal Treatment Centers, Inc. and Subsidiaries

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
for the years ended December 31, 1996, 1995 and 1994

-------------------------------------------------------------------------------------------------------------------------
                                                  BALANCE AT         ADDITIONS
                                                  BEGINNING        CHARGED TO COSTS                       BALANCE AT
               DESCRIPTION                         OF YEAR          AND EXPENSES        DEDUCTIONS       END OF YEAR
-------------------------------------------------------------------------------------------------------------------------
  Year ended December 31, 1996:
                                                                                                (1)
    Allowance for doubtful receivables            $3,503,744            $10,240,920      $5,891,314        $7,853,350
-------------------------------------------------------------------------------------------------------------------------
  Year ended December 31, 1995:
                                                                                                (1)
    Allowance for doubtful receivables            $2,306,556            $ 4,760,678      $3,563,490        $3,503,744
-------------------------------------------------------------------------------------------------------------------------
  Year ended December 31, 1994:
                                                                                                (1)
    Allowance for doubtful receivables            $1,123,211            $ 3,121,017      $1,937,672        $2,306,556

-------------------------------------------------------------------------------------------------------------------------

(1) Amounts represent writeoffs of uncollectible receivables, net of recoveries.

                                 EXHIBIT INDEX


Exhibits     Description
--------     -----------

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

  10.1*      Renal Treatment Centers, Inc. Amended and Restated 1990 Stock
             Plan.+

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

21.1      Subsidiaries of the Company.+

27.1      Amended Financial Data Schedule.X


_______________
 * Management Contracts and Compensatory Plans or Arrangements
 + Previously filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
 X Included in this filing.