Form 10-Q/A
period 1997-03-31
RENAL TREATMENT CENTERS INC /DE/
filed 1998-05-18
CIK 899169

                                   Form 10-Q/A

                                Amendment No. 1

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

    The analysis of RTC's financial statements was completed on May 15, 1998. In order to correct certain errors discovered through such analysis, TRCH has determined to (i) restate RTC's financial statements for the fiscal year ended December 31, 1996, (ii) revise RTC's financial statements for the quarterly periods ended March 31, 1997, June 30, 1997 and September 30, 1997 and (iii) revise RTC's previously announced results of operations for the fiscal quarters ended March 31, 1996 and 1997, June 30, 1996 and 1997, September 30, 1996 and 1997 and December 31, 1996 and 1997 and the fiscal years ended December 31, 1996 and 1997. This Form 10-Q/A is being filed to correct the financial statements included in the Form 10-Q for the quarterly period ended March 31, 1997 which was filed on May 14, 1997 (the "First Quarter 10-Q"). RTC is concurrently filing
(i) separate Form 10-Q/A's to correct the financial statements included in the Form 10-Q's previously filed for the quarterly periods ended June 30, 1997 and September 30, 1997 and (ii) a Form 10-K/A to correct the financial statements included in the Form 10-K for the year ended December 31, 1996 which was filed on March 29, 1997.

    The balance sheets included in the First Quarter 10-Q are being amended hereby to reflect a reduction of accounts receivable at March 31, 1997 and at December 31, 1996 and to reflect the balance sheet impact of (i) the restatement of RTC's financial statements for the year ended December 31, 1996 and (ii) the revision of the statement of income for the three months ended March 31, 1997. The statements of income included in the First Quarter 10-Q are being amended hereby to reflect related reductions of net patient revenue, related increases in the provision for doubtful accounts and related reductions in the provision for income taxes. For the interim period ended March 31, 1997, the reduction in the provision for income taxes was offset, in part, by an increase in the provision for income taxes primarily related to RTC's foreign operations. (See
Note 2 of the financial statements filed herewith.)

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

    Information included in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) under the captions "Results of Operations" and "Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996" of the First Quarter 10-Q was based on RTC's unaudited consolidated financial statements prior to the amendments described above. Consequently, the information included in Item 2 under such captions overstates both net patient revenue and the provision for income taxes and understates the provision for doubtful accounts as described above. RTC believes that the amendment of Item 2 to reflect such changes would provide no material additional information not already presented in Item 2 of the First Quarter 10-Q or in this Form 10-Q/A. Consequently, such Item 2 is not restated in this Form 10-Q/A.

PART I.  FINANCIAL INFORMATION

Item 1.        Financial Statements

                Renal Treatment Centers, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                                                                 March 31,           December 31,
                                                                                                   1997                 1996
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                                                         $9,487,839         $  1,445,798
   Investments                                                                                           -           41,202,123
   Accounts receivable, net of allowance for
      doubtful accounts of $8,378,117 in 1997 and
      $7,853,350 in 1996                                                                        70,299,673           65,198,524
   Inventories                                                                                   4,099,362            4,388,290
   Deferred taxes                                                                                2,076,240            2,149,718
   Prepaid expenses and other current assets                                                     3,727,563            2,749,497
   Income tax receivable                                                                         1,992,343            3,782,890
---------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                                       91,683,020          120,916,840
---------------------------------------------------------------------------------------------------------------------------------
Property and equipment (net of accumulated depreciation of $21,698,808 in 1997
   and $19,691,015 in 1996.)                                                                    47,031,379           39,578,245
Intangibles (net of accumulated amortization of $36,447,541 in 1997 and
$32,934,871 in 1996.)                                                                          167,439,151          130,645,378
Deferred taxes, non-current                                                                      2,807,064            2,807,064
---------------------------------------------------------------------------------------------------------------------------------
      Total assets                                                                            $308,960,614         $293,947,527
=================================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of long-term debt                                                            $5,084,239         $ 12,369,365
   Accounts payable                                                                              9,598,457           11,341,983
   Accrued compensation                                                                          4,711,800            3,838,502
   Accrued expenses                                                                              3,367,363            4,051,614
   Accrued interest                                                                              1,661,394            3,638,874
---------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                                 24,423,253           35,240,338
---------------------------------------------------------------------------------------------------------------------------------
Long-term debt, net                                                                            150,267,999          130,573,685
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $.01 par value, 5,000,000 shares authorized: none issued
   Common stock, $.01 par value, 45,000,000 shares authorized:  issued and
      outstanding 24,654,419 and 24,430,256 shares in 1997 and 1996, respectively.                 246,544              244,303
Additional paid-in capital                                                                      90,060,639           87,890,138
Retained earnings                                                                               44,356,255           40,393,139
---------------------------------------------------------------------------------------------------------------------------------
                                                                                               134,663,438          128,527,580
---------------------------------------------------------------------------------------------------------------------------------
   Less treasury stock, 37,202 shares in 1997 and 1996, at cost                                  (394,076)            (394,076)
---------------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                               134,269,362          128,133,504
---------------------------------------------------------------------------------------------------------------------------------
 Total liabilities and stockholders' equity                                                   $308,960,614         $293,947,527
=================================================================================================================================

         See accompanying notes to consolidated financial statements.

                Renal Treatment Centers, Inc. and Subsidiaries
                       Consolidated Statements of Income
                                  (Unaudited)


                                                                              Three Months Ended March 31,
                                                                               1997                   1996
------------------------------------------------------------------------------------------------------------------------------------

Net patient revenue                                                       $68,907,654              $48,255,482
Patient care costs                                                         34,325,569               24,485,227
------------------------------------------------------------------------------------------------------------------------------------

Operating profit                                                           34,582,085               23,770,255

General and administrative expense                                         17,477,866               13,153,351
Provision for doubtful accounts                                             2,814,047                2,375,935
Depreciation and amortization expense                                       5,733,667                3,572,201
Merger expenses                                                                     -                1,708,247
------------------------------------------------------------------------------------------------------------------------------------

Income from operations                                                      8,556,505                2,960,521

Interest expense, net                                                       1,824,043                  697,120
------------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                  6,732,462                2,263,401
Provision for income taxes                                                  2,769,346                  804,804
------------------------------------------------------------------------------------------------------------------------------------

Net income                                                                 $3,963,116               $1,458,597
------------------------------------------------------------------------------------------------------------------------------------

Net income per common share                                                $     0.15               $     0.06
Weighted average number of common
   shares outstanding                                                      24,509,763               24,036,542

Net income per common share -- assuming dilution                           $     0.15               $     0.06
Weighted average number of common shares and
   equivalents outstanding -- assuming dilution                            25,702,611               25,464,145

         See accompanying notes to consolidated financial statements.

                Renal Treatment Centers, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                                1997                     1996
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                               $3,963,116               $1,458,597
   Adjustments to reconcile net income to
    net cash provided by operating activities:
         Depreciation and amortization                                                       5,827,417                3,583,036
         Provision for doubtful accounts                                                     2,814,047                2,375,935
         Equity in (earnings) losses from affiliates                                          (82,865)                  242,372
         Changes in operating assets and liabilities, net of effects of companies acquired:
         Accounts receivable                                                               (7,915,196)                (637,609)
         Inventories                                                                           636,284                (813,448)
         Prepaid expenses and other current assets                                           (926,864)                  431,081
         Accounts payable and accrued expenses                                             (3,768,643)              (3,960,540)
         Accrued income taxes                                                                1,758,838              (1,083,318)
------------------------------------------------------------------------------------------------------------------------------------

         Net cash provided by operating  activities                                          2,306,134                1,596,106
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
         Capital expenditures                                                              (5,824,001)              (2,005,302)
         Purchase of businesses, net of cash acquired                                     (42,841,882)              (2,010,241)
         Sale of investments                                                                41,202,123                        -
         Other                                                                               (711,466)                (613,125)
------------------------------------------------------------------------------------------------------------------------------------

         Net cash used in investing activities                                             (8,175,226)              (4,628,668)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
         Proceeds from long-term debt borrowings                                            23,000,000                1,500,000
         Repayments of debt                                                                (9,296,614)              (3,587,473)
         Proceeds from issuance of common stock                                                454,453                  524,581
         Payments on capital lease obligations                                               (246,706)                (793,671)
------------------------------------------------------------------------------------------------------------------------------------

         Net cash (used in) provided by financing activities                                13,911,133              (2,356,563)
------------------------------------------------------------------------------------------------------------------------------------

Net  increase (decrease) in cash and cash equivalents                                        8,042,041              (5,389,125)
Cash and cash equivalents at beginning of period                                             1,445,798                8,231,421
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                                  $9,487,839               $2,842,296
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


2.  EARNINGS PER SHARE:

In February 1997, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share. Basic earnings per share is calculated by dividing net income before extraordinary items and net income by the weighted average number of shares of common stock outstanding. Accordingly, earnings per common share--assuming dilution includes the dilutive effects of stock options and warrants using the treasury stock method, in determining the weighted average number of shares of common stock outstanding. Earnings per share for all periods presented have been restated following the provisions of SFAS 128.


3.  SELECTED QUARTERLY FINANCIAL DATA:


The financial information as previously presented for the three months ended March 31, 1997 and 1996 in the Registrant's Form 10-Q as filed on May 14, 1997 and Form 10-Q/A filed on June 6, 1996 has been restated to correct net patient revenue and the provision for doubtful accounts receivable in 1997 and 1996 and to correct the 1997 provision for income taxes primarily related to the Company's foreign operations with the following effect (in thousands, except per share amounts):


                                                For the three months ended March 31,
                                               1997                           1996
                                      ----------------------         ----------------------
                                        As                            As
                                      Originally      As             Originally      As
                                      Reported      Restated         Reported      Restated
                                      --------      --------         --------      --------
Net patient revenue                     71,107        68,907           50,550        48,255
Operating expenses                      59,729        60,352           44,490        45,294
Income from operations                  11,378         8,555            6,060         2,961
Provision for income taxes               3,535         2,769            1,990           805
Net income                               6,019         3,963            3,372         1,459
Net income per common share               0.25          0.15             0.14          0.06
Net income per common share--
   assuming dilution                      0.24          0.15             0.13          0.06


4.  COMMITMENTS AND CONTINGENCIES:

The Company is a party to certain legal actions arising in the ordinary course of business. The Company believes it has adequate legal defenses and/or insurance coverage for these actions and that the ultimate outcome of these actions will not have a material adverse impact on the Company's results of operations, financial condition or liquidity.

5.  SIGNIFICANT EVENTS:

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

Part II. Other Information
--------------------------

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

         The following exhibits are filed herewith:

           Exhibit No.        Document
           -----------        --------

                10.1 Renal Treatment Centers, Inc. Amended and Restated 1990 Stock Plan (incorporated herein by reference to Exhibit No. 10.1 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1996). *

             10.12.6 Fifth Amendment to Lease dated November 26, 1996 (previously filed under the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

                11.1 Computation of net income per common share and net income per common share -- assuming dilution.

                27            Amended Financial Data Schedule.

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


                                                   RENAL TREATMENT CENTERS, INC.



                                          By:      /s/John E. King
                                                   -------------------------
                                                   Vice President, Finance and
                                                   Chief Financial Officer

                                                   Date: May 18, 1998

                Renal Treatment Centers, Inc. and Subsidiaries
                                 Exhibit Index



Exhibit No.       Description
-----------       -----------
     10.1         Renal Treatment Centers, Inc. Amended and Restated 1990 Stock Plan (incorporated herein by reference to Exhibit No. 10.1 filed under the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

     10.12.6 Fifth Amendment to Lease dated November 26, 1996 (previously filed under the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997).

     11.1 Computation of net income per common share and net income per common share--assuming dilution.

     27           Amended Financial Data Schedule.

----------------
* Management contract or compensatory plan or arrangement.