Form 10-Q/A
period 1997-06-30
RENAL TREATMENT CENTERS INC /DE/
filed 1998-05-18
CIK 899169

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

    The analysis of RTC's financial statements was completed on May 15, 1998. In order to correct certain errors discovered through such analysis, TRCH has determined to (i) restate RTC's financial statements for the fiscal year ended December 31, 1996, (ii) revise RTC's financial statements for the quarterly periods ended March 31, 1997, June 30, 1997 and September 30, 1997 and (iii) revise RTC's previously announced results of operations for the fiscal quarters ended March 31, 1996 and 1997, June 30, 1996 and 1997, September 30, 1996 and 1997 and December 31, 1996 and 1997 and the fiscal years ended December 31, 1996 and 1997. This Form 10-Q/A is being filed to correct the financial statements included in the Form 10-Q for the quarterly period ended June 30, 1997 which was filed on August 14, 1997 (the "Second Quarter 10-Q"). RTC is concurrently filing
(i) separate Form 10-Q/A's to correct the financial statements included in its Form 10-Q's previously filed for the quarterly periods ended March 31, 1997 and September 30, 1997 and (ii) a Form 10-K/A to correct the financial statements included in the Form 10-K for the year ended December 31, 1996 which was filed on March 29, 1997.

    The balance sheets included in the Second Quarter 10-Q are being amended hereby to reflect a reduction of accounts receivable at June 30, 1997 and at December 31, 1996 and to reflect the balance sheet impact of (i) the restatement of RTC's financial statements for the year ended December 31, 1996 and (ii) the revision of the statement of income for the six months ended June 30, 1997.
The statements of income included in the Second Quarter 10-Q are being amended hereby to reflect related reductions of net patient revenue, related increases in the provision for doubtful accounts and related reductions in the provision for income taxes. For the interim periods ended June 30, 1997, the reduction in the provision for income taxes was offset, in part, by an increase in the provision for income taxes primarily related to RTC's foreign operations. (See
Note 2 of the financial statements filed herewith.)

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

    Information included in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) under the captions "Results of Operations" and "Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996" of the Second Quarter 10-Q was based on RTC's unaudited consolidated financial statements prior to the amendments described above. Consequently, the information included in Item 2 under such captions overstates both net patient revenue and the provision for income taxes and understates the provision for doubtful accounts as described above. RTC believes that the amendment of Item 2 to reflect such changes would provide no material additional information not already presented in Item 2 of the Second Quarter 10-Q or in this Form 10-Q/A. Consequently, such Item 2 is not restated in this Form 10-Q/A.


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                 Renal Treatment Centers, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                                 June 30,     December 31,
                                                                                   1997           1996
----------------------------------------------------------------------------------------------------------
Assets
Current Assets:
     Cash                                                                     $  9,129,138    $  1,445,798
     Investments                                                                         -      41,202,123
     Accounts Receivable, net of allowance for doubtful accounts of
        $9,109,321 in 1997 and $7,853,350 in 1996                               75,222,707      65,198,524
     Inventories                                                                 5,064,238       4,388,290
     Deferred Taxes                                                              2,014,742       2,149,718
     Prepaid expenses and other current assets                                   6,943,144       2,749,497
     Income tax receivable                                                       4,392,107       3,782,890
----------------------------------------------------------------------------------------------------------
          Total current assets                                                 102,766,076     120,916,840
----------------------------------------------------------------------------------------------------------
Property and equipment (net of accumulated depreciation of $24,832,100
     in 1997 and $19,691,015 in 1996)                                           51,891,707      39,578,245
Intangibles (net of accumulated amortization of $40,523,648 in 1997 and
     $32,934,871 in 1996)                                                      187,097,297     130,645,378
Deferred Taxes, non-current                                                      2,807,064       2,807,064
----------------------------------------------------------------------------------------------------------
          Total assets                                                        $344,562,144    $293,947,527
----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                                        $  1,313,808    $ 12,369,365
     Accounts payable                                                           10,848,340      11,341,983
     Accrued compensation                                                        4,464,111       3,838,502
     Accrued expenses                                                            5,956,394       4,051,614
     Accrued income taxes                                                                -               -
     Accrued interest                                                            3,430,002       3,638,874
----------------------------------------------------------------------------------------------------------
          Total current liabilities                                             26,012,655      35,240,338
----------------------------------------------------------------------------------------------------------
Long-term debt, net                                                            175,629,792     130,573,685
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized: none issued
     Common stock, $.01 par value, 45,000,000 shares authorized:
      issued and outstanding 25,025,739 and 24,430,256 shares in 1997
      and 1996, respectively                                                       250,257         244,303
Additional paid-in capital                                                      94,094,774      87,890,138
Retained earnings                                                               48,962,344      40,393,139
----------------------------------------------------------------------------------------------------------
                                                                               143,307,375     128,527,580
----------------------------------------------------------------------------------------------------------
     Less treasury stock, 36,598 shares in 1997 and 37,202 shares in
      1996, at cost                                                               (387,678)       (394,076)
----------------------------------------------------------------------------------------------------------
                                                                               142,919,697     128,133,504
----------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $344,562,144    $293,947,527
----------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                 Renal Treatment Centers, Inc. and Subsidiaries
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                        Three Months Ended June 30,  Six Months Ended June 30,
                                                        ---------------------------  -------------------------
                                                             1997          1996          1997          1996
------------------------------------------------------------------------------------------------------------------
Net patient revenue                                       $74,963,047   $53,136,553  $143,870,701  $101,392,035
Patient care costs                                         36,672,989    26,997,151    70,998,558    51,482,378
------------------------------------------------------------------------------------------------------------------

Operating profit                                           38,290,058    26,139,402    72,872,143    49,909,657
General and administrative expense                         19,270,596    13,479,366    36,748,462    26,632,717
Provision for doubtful accounts                             2,701,091     2,595,464     5,515,138     4,971,399
Depreciation and amortization expense                       6,333,987     4,072,917    12,067,654     7,645,118
Merger expenses                                                     -             -             -     1,708,247
------------------------------------------------------------------------------------------------------------------

Income from operations                                      9,984,384     5,991,655    18,540,889     8,952,176
------------------------------------------------------------------------------------------------------------------

Interest expense, net                                       2,154,831       856,313     3,978,874     1,553,433
------------------------------------------------------------------------------------------------------------------

Income before income taxes                                  7,829,553     5,135,342    14,562,015     7,398,743
Provision for income taxes                                  3,223,464     1,745,276     5,992,810     2,550,080
------------------------------------------------------------------------------------------------------------------
Net income                                                $ 4,606,089   $ 3,390,066  $  8,569,205  $  4,848,663
------------------------------------------------------------------------------------------------------------------


Net income per common share                                     $0.18         $0.13         $0.35         $0.19

Weighted average number of common
 shares outstanding                                        24,962,389    25,828,734    24,737,326    25,284,349


Net income per common share--
 assuming dilution                                              $0.18         $0.13         $0.33         $0.19

Weighted average number of common
 shares and equivalents outstanding--
 assuming dilution                                         25,844,770    27,256,337    25,789,820    26,711,952

          See accompanying notes to consolidated financial statements.

                 Renal Treatment Centers, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                    1997           1996
------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                                   $  8,569,205   $  4,848,663
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                              12,255,154      7,666,084
       Deferred income taxes                                                                               -              -
       Provision for doubtful accounts                                                             5,515,138      4,971,399
       Equity in (earnings) losses from affiliates                                                   (74,377)             -
       Changes in operating assets and liabilities, net of effects of companies acquired:
       Accounts receivable                                                                       (15,539,321)    (6,614,644)
       Inventories                                                                                  (238,434)      (673,916)
       Prepaid expenses and other current assets                                                  (4,096,908)       239,556
       Accounts payable and accrued expenses                                                       1,298,221     (5,722,617)
       Accrued income taxes                                                                         (579,426)    (4,348,124)
------------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by operating activities                                      7,109,252        366,401
------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
       Capital expenditures                                                                       (9,939,392)    (6,188,493)
       Purchase of businesses, net of cash acquired                                              (71,138,095)   (37,030,623)
       Purchase of investments                                                                             -    (55,311,043)
       Sale of investments                                                                        41,202,123      9,347,962
       Other                                                                                       1,137,712       (979,804)
------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                                                  (38,737,652)   (90,162,001)
------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
       Proceeds from long-term debt borrowings                                                    48,000,000     30,500,000
       Repayments of debt                                                                         (8,910,952)   (70,420,804)
       Issuance of 5 5/8% convertible subordinated notes                                                   -    125,000,000
       Net borrowings under line of credit                                                                 -        (50,000)
       Proceeds from issuance of common stock                                                        827,118      2,137,012
       Payment of dividends                                                                                -       (658,500)
       Debt issuance costs                                                                                 -     (3,750,000)
       Increase in financing fees                                                                          -              -
       Payments on capital lease obligations                                                        (604,426)    (1,535,784)
       Cash portion of consideration received for common stock                                             -        963,699
------------------------------------------------------------------------------------------------------------------------------
          Net cash (used in) provided by financing activities                                     39,311,740     82,185,623
------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                               7,683,340     (7,609,977)
Cash and cash equivalents at beginning of period                                                   1,445,798      8,231,421
------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                      $  9,129,138   $    621,444
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

2.  EARNINGS PER SHARE

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

3.  SELECTED QUARTERLY FINANCIAL DATA

The financial information as previously presented for the three months ended June 30, 1997 and 1996 and the six months ended June 30, 1997 and 1996 in the Registrant's Form 10-Q as filed August 14, 1997 and August 5, 1996 has been restated to correct net patient revenue and the provision for doubtful accounts receivable and to correct the 1997 provision for income taxes primarily related to the Company's foreign operations with the following effect (in thousands, except per share amounts):


                                                                 For the three months ended June 30,
                                                                      1997                   1996
                                                           -----------------------  -----------------------
                                                                As                     As
                                                           Originally        As     Originally        As
                                                            Reported      Restated   Reported      Restated
                                                           ---------      --------  ---------      --------
Net patient revenue                                         77,273         74,963    55,583         53,137
Operating expenses                                          64,325         64,979    46,287         47,145
Income from operations                                      12,948          9,984     9,296          5,992
Provision for income taxes                                   4,048          3,223     3,009          1,745
Net income                                                   6,746          4,606     5,431          3,390
Net income per common share                                   0.27           0.18      0.21           0.13
Net income per common share--assuming dilution                0.26           0.18      0.21           0.13

                                                                   For the six months ended June 30,
                                                                      1997                   1996
                                                           -----------------------  -----------------------
                                                                As                     As
                                                           Originally        As     Originally        As
                                                            Reported      Restated   Reported      Restated
                                                           ---------      --------  ---------      --------
Net patient revenue                                         148,381        143,871   106,133        101,392
Operating expenses                                          124,054        125,330    90,777         92,440
Income from operations                                       24,327         18,541    15,356          8,952
Provision for income taxes                                    7,583          5,993     5,000          2,550
Net income                                                   12,765          8,569     8,803          4,849
Net income per common share                                    0.52           0.35      0.35           0.19
Net income per common share--assuming dilution                 0.49           0.33      0.33           0.19

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

Part II. Other Information
-------  -----------------


Item 6.  Exhibits and Reports on Form 8-K:

         Exhibits

         10.11 Fifth Amended and Restated Loan Agreement dated as of May 2, 1997 between the Company and First Union National Bank of North Carolina and the other lenders set forth therein (previously filed under the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).



          11.1 Computation of net income per common share and net income per common share -- assuming dilution.

          27.1  Amended Financial Data Schedule.

          27.2  Amended Financial Data Schedule.

(b)       Reports on Form 8-K

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RENAL TREATMENT CENTERS, INC.

                                             By:  /s/ John E. King
                                                 --------------------------
                                                 John E. King
                                                 Vice President Finance and
                                                 Chief Financial Officer
                                                 Date: May 18, 1998

                RENAL TREATMENT CENTERS, INC. AND SUBSIDIARIES
                                 EXHIBIT INDEX


EXHIBIT NO.              DESCRIPTION
-----------              -----------

   10.11                 Fifth Amended and Restated Loan Agreement dated as of
                         May 2, 1997 between the Company and First Union
                         National Bank of North Carolina and the other lenders set forth therein (previously filed under the Company's
                         Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997).

   11.1 Computation of net income per common share and net income per common share--assuming dilution.

   27.1                  Amended Financial Data Schedule.

   27.2                  Amended Financial Data Schedule.