Form 10-Q/A
period 1997-09-30
RENAL TREATMENT CENTERS INC /DE/
filed 1998-05-18
CIK 899169

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

    The analysis of RTC's financial statements was completed on May 15, 1998. In order to correct certain errors discovered through such analysis, TRCH has determined to (i) restate RTC's financial statements for the fiscal year ended December 31, 1996, (ii) revise RTC's financial statements for the quarterly periods ended March 31, 1997, June 30, 1997 and September 30, 1997 and (iii) revise RTC's previously announced results of operations for the fiscal quarters ended March 31, 1996 and 1997, June 30, 1996 and 1997, September 30, 1996 and 1997 and December 31, 1996 and 1997 and the fiscal years ended December 31, 1996 and 1997. This Form 10-Q/A is being filed to correct the financial statements included in the Form 10-Q for the quarterly period ended September 30, 1997 which was filed on November 13, 1997 (the "Third Quarter 10-Q"). RTC is concurrently filing (i) separate Form 10-Q/A's to correct the financial statements included in the Form 10-Q's previously filed for the quarterly periods ended March 31, 1997, and June 30, 1997 and (ii) a Form 10-K/A to correct the financial statements included in the Form 10-K for the year ended December 31, 1996 which was filed on March 29, 1997.

    The balance sheets included in the Third Quarter 10-Q are being amended hereby to reflect a reduction of accounts receivable at September 30, 1997 and at December 31, 1996 and to reflect the balance sheet impact of (i) the restatement of RTC's financial statements for the year ended December 31, 1996 and (ii) the revision of the statement of income for the nine months ended September 30, 1997. The statements of income included in the Third Quarter 10-Q are being amended hereby to reflect related reductions of net patient revenue, related increases in the provision for doubtful accounts and related reductions in the provision for income taxes. For the interim periods ended September 30, 1997, the reduction in the provision for income taxes was offset, in part, by an increase in the provision for income taxes primarily related to RTC's foreign operations. (See Note 2 of the financial statements filed herewith.)

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

       Information included in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) under the captions "Results of Operations," "Nine Months Ended September 30, 1997 Compared to Nine Months
Ended September 30, 1996" and "Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996") of the Third Quarter 10-Q was based on RTC's unaudited consolidated financial statements prior to the amendments described above. Consequently, the information included in Item 2 under such captions overstates both net patient revenue and the provision for income taxes and understates the provision for doubtful accounts as described above. RTC believes that the amendment of Item 2 to reflect such changes would provide no material additional information not already presented in Item 2 of the Third Quarter 10-Q or in this Form 10-Q/A. Consequently, such Item 2 is not restated in this Form 10-Q/A.


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements


                 Renal Treatment Centers, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                                         September 30,          December 31,
                                                                                              1997                  1996
---------------------------------------------------------------------------------------------------------------------------------

Assets
Current Assets:
     Cash                                                                                   $  8,767,393            $  1,445,798
     Investments                                                                                       -              41,202,123
     Accounts receivable, net of allowance for doubtful accounts of $12,141,277 in
      1997 and $7,853,350 in 1996                                                             86,406,470              65,198,524
     Inventories                                                                               5,308,301               4,388,290
     Deferred taxes                                                                            1,348,113               2,149,718
     Prepaid expenses and other current assets                                                 5,313,000               2,749,497
     Income tax receivable                                                                     4,212,952               3,782,890
---------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                              111,356,229             120,916,840
---------------------------------------------------------------------------------------------------------------------------------
Property and equipment (net of accumulated depreciation of  $27,214,548 in 1997
     and $19,691,015 in 1996)                                                                 62,612,801              39,578,245
Intangibles (net of accumulated amortization of $45,607,487 in 1997 and
     $32,934,871 in 1996)                                                                    232,855,293             130,645,378
Deferred taxes, non-current                                                                    2,807,064               2,807,064
---------------------------------------------------------------------------------------------------------------------------------
          Total assets                                                                      $409,631,387            $293,947,527
=================================================================================================================================
Liabilities and Stockholders' Equity
Current liabilities:
     Current portion of long-term debt                                                      $  1,295,640            $ 12,369,365
     Accounts payable                                                                         12,880,222              11,341,983
     Accrued compensation                                                                      8,169,851               3,838,502
     Accrued expenses                                                                          8,779,150               4,051,614
     Accrued interest                                                                          1,539,304               3,638,874
---------------------------------------------------------------------------------------------------------------------------------
          Total current liabilities                                                           32,664,167              35,240,338
---------------------------------------------------------------------------------------------------------------------------------
Long-term debt, net                                                                          229,227,781             130,573,685
Stockholders' equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized: none issued
     Common stock, $.01 par value, 45,000,000 shares authorized:  issued and
        outstanding 25,028,405 and 24,430,256 shares in 1997 and 1996, respectively              250,284                 244,303
Additional paid-in capital                                                                    94,152,899              87,890,138
Retained earnings                                                                             53,723,934              40,393,139
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             148,127,117             128,527,580
---------------------------------------------------------------------------------------------------------------------------------
     Less treasury stock, 36,598 shares in 1997 and  37,202 shares in 1996, at cost             (387,678)               (394,076)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             147,739,439             128,133,504
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                  $409,631,387            $293,947,527
=================================================================================================================================



          See accompanying notes to consolidated financial statements.

                 Renal Treatment Centers, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                   Three Months Ended September 30,    Nine Months Ended September 30,
                                                        1997          1996                 1997               1996
---------------------------------------------------------------------------------------------------------------------
Net patient revenue                                  $84,082,021   $60,374,440        $227,952,722      $161,766,475
Patient care costs                                    40,486,983    30,942,641         111,485,541        82,425,019
----------------------------------------------------------------------------------------------------------------------
Operating profit                                      43,595,038    29,431,799         116,467,181        79,341,456
General and administrative expense                    21,271,978    15,676,053          58,020,440        42,308,770
Provision for doubtful accounts                        2,978,851     2,614,305           8,493,989         7,585,704
Depreciation and amortization expense                  7,052,940     4,729,964          19,120,594        12,375,082
Merger expenses                                                -     1,100,000                   -         2,808,247
----------------------------------------------------------------------------------------------------------------------

Income from operations                                12,291,269     5,311,477          30,832,158        14,263,653
----------------------------------------------------------------------------------------------------------------------
Interest expense, net                                  3,116,563     1,424,222           7,095,437         2,977,655
----------------------------------------------------------------------------------------------------------------------

Income before income taxes                             9,174,706     3,887,255          23,736,721        11,285,998
Provision for income taxes                             4,413,117     1,692,013          10,405,926         4,434,850
----------------------------------------------------------------------------------------------------------------------

Net income                                           $ 4,761,589   $ 2,195,242        $ 13,330,795      $  6,851,148
----------------------------------------------------------------------------------------------------------------------

Net income per common share                                $0.19         $0.09               $0.54             $0.28

Weighted average number of common shares
     outstanding                                      25,027,188    24,300,036          24,835,009        24,164,022


Net income per common share--assuming dilution             $0.18         $0.09               $0.51             $0.27

Weighted average number of common shares and
     equivalents outstanding--assuming dilution       26,280,069    25,825,062          26,137,693        25,759,697


          See accompanying notes to consolidated financial statements.

                 Renal Treatment Centers, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                                                 Nine Months Ended
                                                                                                    September 30,
                                                                                               1997                1996
                                                                                        -------------------------------------

Cash flows from operating activities:
     Net income                                                                             $  13,330,795        $  6,851,148
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                                        19,401,844           12,423,835
          Provision for doubtful accounts                                                       8,493,989            7,585,704
          Equity in (earnings) losses from affiliates                                               8,977               (1,792)
          Changes in operating assets and liabilities, net of effects of companies acquired:
          Accounts receivable                                                                 (29,701,935)         (13,111,041)
          Inventories                                                                            (202,952)            (637,006)
          Prepaid expenses and other current assets                                            (2,693,450)             261,609
          Accounts payable and accrued expenses                                                 7,375,397             (174,228)
          Accrued income taxes                                                                    266,357           (5,652,629)
--------------------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                                       16,279,022            7,545,600
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
          Capital expenditures                                                                (17,169,904)         (10,584,242)
          Purchase of businesses, net of cash acquired                                       (122,018,384)         (49,907,502)
          Purchase of investments                                                                       -          (40,593,199)
          Sale of investments                                                                  41,202,123                    -
          Other                                                                                (3,920,974)          (1,987,420)
--------------------------------------------------------------------------------------------------------------------------------
               Net cash used in investing activities                                         (101,907,139)        (103,072,363)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
          Proceeds from long-term debt borrowings                                             102,000,000           38,550,000
          Repayments of debt                                                                   (8,980,635)         (71,365,886)
          Issuance of 5 5/8% convertible subordinated notes                                             -          125,000,000
          Proceeds from issuance of common stock                                                  885,270            4,346,915
          Payment of dividends                                                                          -             (658,500)
          Debt issuance costs                                                                           -           (3,750,000)
          Payments on capital lease obligations                                                  (954,923)          (2,008,024)
          Cash portion of consideration received for common stock                                       -              963,699
--------------------------------------------------------------------------------------------------------------------------------
               Net cash provided by financing activities                                       92,949,712           91,078,204
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                                            7,321,595           (4,448,559)
Cash and cash equivalents at beginning of period                                                1,445,798            8,231,421
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                  $   8,767,393        $   3,782,862
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


2.  EARNINGS PER SHARE.

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


3.  SELECTED QUARTERLY FINANCIAL DATA


The financial information as previously presented for the three months ended September 30, 1997 and 1996 and the nine months ended September 30, 1997 and 1996 in the Registrant's Form 10-Q as filed on November 13, 1997 and November 14, 1996 has been restated to correct net patient revenue and the provision for doubtful accounts receivable in 1997 and 1996 and to correct the 1997 provision for income taxes primarily related to the Company's foreign operations with the following effect (in thousands, except per share amounts):

                                                            For the three months ended September 30,
                                                                1997                           1996
                                                        --------------------           ------------------
                                                            As                             As
                                                        Originally     As               Originally      As
                                                        Reported     Restated           Reported    Restated
                                                        --------     --------           --------    --------

Net patient revenue                                       86,559      84,082               63,115     60,374
Operating expenses                                        71,089      71,791               54,102     55,063
Income from operations                                    15,470      12,291                9,013      5,311
Provision for income taxes                                 4,694       4,413                3,108      1,692
Net income                                                 7,659       4,762                4,481      2,195
Net income per common share                                 0.31        0.19                 0.18       0.09
Net income per common share--
  assuming dilution                                         0.29        0.18                 0.17       0.09


                                                              For the nine months ended September 30,
                                                                1997                            1996
                                                        --------------------           ------------------
                                                            As                             As
                                                        Originally     As               Originally      As
                                                        Reported     Restated           Reported    Restated
                                                        --------     --------           --------    --------

Net patient revenue                                      234,940     227,953              169,248    161,766
Operating expenses                                       195,143     197,121              144,879    147,502
Income from operations                                    39,797      30,832               24,369     14,264
Provision for income taxes                                12,277      10,406                8,300      4,435
Net income                                                20,425      13,331               13,091      6,851
Net income per common share                                 0.82        0.54                 0.54       0.28
Net income per common share--
  assuming dilution                                         0.78        0.51                 0.51       0.27


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

Part II.     Other Information
-------      -----------------

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

         10.11 Sixth Amended and Restated Loan Agreement dated as of September 26, 1997 between the Company and First Union National Bank of North Carolina and the other lenders set forth therein (previously filed under the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

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


                                        RENAL TREATMENT CENTERS, INC.


                                        By: /s/ John E. King
                                        ------------------------------
                                        John E. King
                                        Vice President, Finance and
                                        Chief Financial Officer
                                        Date: May 18, 1998

                Renal Treatment Centers, Inc. and Subsidiaries
                                 Exhibit Index


Exhibit No.   Description
-----------   -----------

10.11 Sixth Amended and Restated Loan Agreement dated as of September 26, 1997 between the Company and First Union National Bank of North Carolina and the other lenders set forth therein (previously filed under the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997).

11.1 Computation of net income per common share and net income per common share--assuming dilution

27.1          Amended Financial Data Schedule

27.2          Amended Financial Data Schedule